Form 10KSB
period 2007-12-31
BY DESIGN INC
filed 2008-05-13
CIK 1334345

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

Annual Report Under Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Fiscal Year Ended: December 31, 2007

Commission File No. 000-53220

BY DESIGN, INC.
 (Exact Name of Small Business Issuer as specified in its charter)

Nevada	20-3305472
(State or other jurisdiction	(IRS Employer File Number)
of incorporation)

2519 East Kentucky Ave.
Denver, CO	80209
(Address of principal executive offices)	(zip code)

(303) 660-6964
 (Registrant's telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $.0.001 per share par value

Check whether issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [ ]

Indicate by check mark whether the Registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X]    No: [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes []   No [X].

Registrant's revenues for its most recent fiscal year were $297,498. The aggregate market value of the voting stock held by nonaffiliates is approximately $100,000. Our shares of common stock are quoted on the Pink Sheets under the trading symbol BYDE. The shares became trading on July 25, 2006 but there is no extensive history of trading. The bid and asked price has been $ 0.25 and $1.10 during the entire time the shares have been quoted. The number of shares outstanding of the Registrant's common stock, as of the latest practicable date:  May 1, 2008, was 9,197,802.

FORM 10-KSB

By Design, Inc.

For purposes of this document, unless otherwise indicated or the context otherwise requires, all references herein to “BYDE,” “By Design,” “we,” “us,” and “our,” refer to By Design, Inc., a Nevada corporation and our wholly-owned subsidiaries. Except as we might otherwise specifically indicate, all references us include our subsidiaries.

Forward-Looking Statements

The following discussion contains forward-looking statements regarding us, our business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation: our ability to successfully develop new products and services for new markets; the impact of competition on our revenues, changes in law or regulatory requirements that adversely affect or preclude clients from using us for certain applications; delays our introduction of new products or services; and our failure to keep pace with our competitors.

When used in this discussion, words such as "believes", "anticipates", "expects", "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

PART I

Item 1. DESCRIPTION OF BUSINESS.

Risk Factors

You should carefully consider the risks and uncertainties described below and the other information in this document before deciding to invest in shares of our common stock.

The occurrence of any of the following risks could materially and adversely affect our business, financial condition and operating result. In this case, the trading price of our common stock could decline and you might lose all or part of your investment.

We have had a history of losses and may continue to have losses in the future.  We have a negative stockholders equity. As a result, we may never become profitable, and we could go out of business.

From 2003 through December 31, 2005, we generated no revenue. Our predecessor was in operation from 1996 but had no revenue starting in 2003. We became incorporated in our present form in February, 2005. Our revenues for the fiscal year ended December 31, 2006 were $419,695. We had a net loss of $97,040 for this period. Our revenues for the fiscal year ended December 31, 2007 were $297,498. We had a net loss of $217,910 for this period. We have had a history of losses because we were unable to generate sufficient revenues to be profitable. At December 31, 2006 we had an accumulated deficit of $132,731 and a negative stockholders’ equity of $43,630. At December 31, 2007 we had an accumulated deficit of $350,641 and a negative stockholders’ equity of $252,540. Our sales depend upon the number of customers we can generate.  We cannot guarantee we will ever develop a substantial number of customers. Even if we develop a substantial number of customers, there is no assurance that we will become a profitable company. We may never become profitable, and, as a result, we could go out of business.

We have no history of sustained profitability. As a result, we may never become profitable, and we could go out of business.

From 2003 through December 31, 2005, we generated no revenue. Our predecessor was in operation from 1996 but had no revenue starting in 2003. We became incorporated in our present form in February, 2005. Our revenues for the fiscal year ended December 31, 2006 were $419,695. We had a net loss of $72,920 for this period. Our revenues for the fiscal year ended December 31, 2007 were $297,498. We had a net loss of $221,750 for this period. We have had a history of losses because we were unable to generate sufficient revenues to be profitable. At December 31, 2006 we had an accumulated deficit of $108,611 and a negative stockholders’ equity of $19,510. At December 31, 2007 we had an accumulated deficit of $330,361 and a negative stockholders’ equity of $232,260. Our sales depend upon the number of customers we can generate.  We cannot guarantee we will ever develop a substantial number of customers. Even if we develop a substantial number of customers, there is no assurance that we will become a profitable company. We may never become profitable, and, as a result, we could go out of business.

Because we had incurred continuing operating losses, our accountants have expressed doubts about our ability to continue as a going concern.

For the fiscal year ended December 31, 2006 and 2007, our accountants have expressed doubt about our ability to continue as a going concern as a result of our continued net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

●	our ability to locate clients who will purchase our products and use our services; and

●	our ability to generate revenues.

Based upon current plans, we may incur operating losses in future periods because we may, from time to time, be incurring expenses but not generating sufficient revenues. We expect approximately $500,000 in operating costs over the next twelve months. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues will cause us to go out of business.

We are only minimally capitalized. Because we are only minimally capitalized, we expect to experience a lack of liquidity for the foreseeable future in our ongoing operations. We will adjust our expenses as necessary to prevent cash flow or liquidity problems. However, we expect we will need additional financing of some type, which we do not now possess, to fully develop our operations. We expect to rely principally upon our ability to raise additional financing, the success of which cannot be guaranteed. We will look at both equity and debt financing, including loans from our principal shareholder. However, at the present time, we have no definitive plans for financing in place, other than the funds which have previously been loaned to us by Ms. Underwood. In the event that we need additional capital, Ms. Underwood has agreed to loan such funds as may be necessary through December 31, 2008 for working capital purposes. To the extent that we experience a substantial lack of liquidity, our development in accordance with our proposed plan may be delayed or indefinitely postponed, our operations could be impaired, we may never become profitable, fail as an organization, and our investors could lose some or all of their investment.

Our limited operating history makes it difficult for us to evaluate our future business prospects and make decisions based on those estimates of our future performance. As a result, an investor could lose his entire investment.

The concept for our business was developed in 1996. However, we had no revenues from 2003 until 2006. Even though we have operated as a corporation since 2005, we have a limited operating history. This factor makes it difficult to evaluate our business on the basis of historical operations. As a consequence, our past results may not be indicative of future results. Although this is true for any business, it is particularly true for us because of our limited operating history. Reliance on historical results may hinder our ability to anticipate and timely adapt to increases or decreases in sales, revenues or expenses. For example, if we overestimate our future sales for a particular period or periods based on our historical growth rate, we may increase our overhead and other operating expenses to a greater degree than we would have if we correctly anticipated the lower sales level for that period and reduced our controllable expenses accordingly. If we make poor budgetary decisions as a result of unreliable historical data, we could continue to incur losses, which may result in a decline in our stock price.

Our operations are subject to our ability to successfully market our services and products. We have no substantial history of being able to successfully market our services and products. If we cannot successfully market our services and products, we may never become profitable and an investor could lose his entire investment.

Our operations will depend, among other things, upon our ability to develop and to market our services and products to the residential and commercial builders. We market interior and exterior design consulting services to real estate developers and builders for their real estate projects. The sale of these consulting services includes our recommendations for the purchase of accessories and architectural elements to be included or placed in the residential and commercial spaces, as built or retrofitted. These consulting services and associated products will be sold through By Design, Inc.  Our subsidiary, known as Stone Select, LLC, markets hand-carved interior and exterior natural stone ornamentation and architectural elements. Stone Select, LLC’s principal products consist of fireplace surrounds, kitchen range hoods, flooring, base and case trim materials, exterior ornamentation, fountains, planters, , and exterior window and door surrounds. At the present time, most of the sales of Stone Select, LLC come from natural stone fireplace surrounds, kitchen range hoods, and trim materials. At the present time, most of the sales of Stone Select, LLC come from fireplace surrounds, kitchen range hoods, and trim materials. If we cannot find a combination of sufficient customers for our consulting services and purchasers of the hand-carved interior and exterior natural stone ornamentation and architectural elements sold through Stone Select, LLC, we may never become profitable. An investor could lose his entire investment.

We have no experience as a public company.

We have never operated as a public company. We have no experience in complying with the various rules and regulations which are required of a public company. As a result, we may not be able to operate successfully as a public company, even if our operations are successful. We plan to comply with all of the various rules and regulations which are required of a public company. However, if we cannot operate successfully as a public company, your investment may be materially adversely affected. Our inability to operate as a public company could be the basis of your losing your entire investment in us.

There are factors beyond our control which may adversely affect us. Any, all, or a combination of general market conditions and changing consumer tastes could cause an investor could lose his entire investment

Our operations may also be affected by factors which are beyond our control, principally general market conditions and changing consumer tastes.  Any of these problems, or a combination thereof, could have affect on our viability as an entity. We may never become profitable, fail as an organization, and our investors could lose some or all of their investment.

Intense competition in our market could prevent us from developing revenue and prevent us from achieving annual profitability. In either situation, we may never become profitable, fail as an organization, and our investors could lose some or all of their investment.

We are organized to provide defined interior design services to our clients through By Design, Inc. and sell stone products through our subsidiary, Stone Select, LLC. The barriers to entry are not significant. All aspects of our business are highly competitive. We face strong competitors in all areas of our business. Our services and products could be rendered noncompetitive or obsolete. Any increase in competition may cause us to lose market share or compel us to reduce prices to remain competitive, which could result in reduced margins for our products. Competitive pressures may not only impair our margins but may also impact our revenues and our growth. Almost all of our competitors are larger than us and have greater financial resources than we do.  Many of them have substantially greater experience in interior design.   Increased competition with these companies could curtail price increases or could require price reductions or increased spending on marketing and sales, any of which could adversely affect our results of operations. Competition from larger and more established companies is a significant threat and is expected to increase.

We currently have only two suppliers.  The loss of either would have a negative effect on our business.

We currently purchase finished products from only two suppliers. Each of these suppliers provides us with essentially the same inventory which we sell through Stone Select, LLC., which are hand-carved interior and exterior natural stone ornamentation and architectural elements. These are fireplace surrounds, kitchen range hoods, flooring, including base and case, and window surrounds. The loss of either supplier would have a negative effect on our business because we would not have sufficient inventory to sell. If we cannot replace a lost supplier, we would see a severe decline in revenue from the sale of products. As a result, we may never become profitable, fail as an organization, and our investors could lose some or all of their investment.

Fluctuations in the supply and prices of raw materials could negatively impact our financial results.

Under normal market conditions, these materials are generally available on the open market. From time to time, however, the prices and availability of these raw materials may fluctuate significantly, which could impair our ability to procure necessary products, or increase the cost of our products. If material costs increase, and we are unable to pass along, or are delayed in passing along, those increases to our customers, we will experience reductions to our profit margins and our ability to generate a profit will be reduced or eliminated completely.

Many of our customers are in cyclical industries, which may affect the demand for our products.

Many of our customers, especially for our commercial products, are in businesses and industries that are cyclical in nature and sensitive to changes in general economic conditions. As a result, the demand for our products by these customers depends, in part, upon general economic conditions. Downward economic cycles affecting the industries of our customers will reduce sales of our products. If general economic conditions deteriorate, we may suffer reductions in our sales and profitability. To date, we have not seen the slowdown in the housing market affect us, but it could. A general slowdown in the housing market may affect everyone, including us, which would reduce our ability to generate a profit.

The industry in which we operate are highly competitive. Our principal competitors is larger and  has greater financial resources than we do.

We operate in a very competitive industry. Our principal competitor, Materials Marketing, Inc., of Denver, Colorado, is larger and has greater financial resources than we do. However, we potentially compete with a diverse group of competitors ranging from internet businesses to traditional brick-and-mortar companies, many of which have greater resources than we do. We believe that barriers to entry in this business are not significant and start-up costs are relatively low, so our competition may increase in the future. Our belief that there are minimal barriers to entry is based on our observation that operations such as ours do not require the ownership of warehouses, showrooms or factories to operate, which we think is because (i) our direct ship business can be operated with minimal warehousing needs and costs, which are significantly less than traditional models, (ii) wholesale product orders can be placed after receipt of client orders, in order to further reduce warehousing needs, (iii) samples can be shown to clients at little or no cost, without the necessity of showroom space for actual product, (iv) if a competitor wants showroom space, it is typically available for lease at competitive rates in most United States markets, and (v) all manufacturing can be done by third party suppliers, so there is no need to own or lease a manufacturing facility. New competitors may be able to launch new businesses similar to ours, and current competitors may  replicate our business model, at a relatively low cost. If competitors with significantly greater resources than ours decide to replicate our business model, they may be able to quickly gain recognition and acceptance of their business methods, products and services through marketing and promotion. We may not have the resources to compete effectively with current or future competitors. If we are unable to effectively compete, we will lose sales to our competitors and our revenues will decline.

We import all of our products from China and Mexico. As a result, all of our current revenues come from products imported from outside the United States.

We expect imports from international markets to continue to represent a significant portion of our products. Accordingly, our business is subject to risks related to the differing legal, political, social and regulatory requirements and economic conditions of many jurisdictions. Risks inherent in international operations include the following:

•	agreements may be difficult to enforce and receivables owed to us difficult to collect;

•	foreign customers may have longer payment cycles;

•	foreign countries may impose additional withholding taxes or otherwise tax our foreign income, or adopt other restrictions on foreign trade or investment, including currency exchange controls;

•	foreign operations may experience staffing difficulties and labor disputes;

•	transportation and other shipping costs may increase;

•	foreign governments may nationalize private enterprises;

•	unexpected adverse changes in export duties, quotas and tariffs and difficulties in obtaining export licenses;

•	intellectual property rights may be more difficult to enforce;

•	fluctuations in exchange rates may affect product demand and may adversely affect the profitability in U.S. dollars of products we import where payment for our products is made in the local currency;

•	general economic conditions in the countries in which we operate could have an adverse effect on operations in those countries;

•
our business and profitability in a particular country could be affected by political or economic repercussions on a domestic, country specific or global level from terrorist activities and the response to such activities;

•	unexpected adverse changes in foreign laws or regulatory requirements may occur; and

•	compliance with a variety of foreign laws and regulations may be burdensome.

We have certain key customers.

Our relationships with certain key residential building customers are important to us and our subsidiary, Stone Select, LLC. Stone Select, LLC. has four major customers. In 2007, sales to its four largest customers were approximately 55% of its total net sales, with the largest customer accounting for approximately 20% of sales, and the others between approximately 10% and 13%. In 2006, sales to its largest customer were approximately  26% of its total net sales. Sales to its second largest customer accounted for approximately 14% of sales. Although Stone Select, LLC. sells various types of products through various channels of distribution, we believe that the loss of a substantial portion of Stone Select, LLC.’s sales to residential builders could have a significant affect impact on our ability to be profitable.

Our success will be dependent upon our management’s efforts. We cannot sustain profitability without the efforts of our management.

Our success will be dependent upon the decision making of our directors and executive officers. These individuals intend to commit as much time as necessary to our business, but this commitment is no assurance of success. The loss of any or all of these individuals, particularly Ms. Deanie Underwood, our President, could have a material, adverse impact on our operations. We have no written employment agreements with any officers and directors, including Ms. Underwood. We have not obtained key man life insurance on the lives of any of our officers or directors.

Our stock price may be volatile, and you may not be able to resell your shares at or above the public sale price.

There has been, and continues to be, a limited public market for our common stock. Although our common stock is quoted in the Pink Sheets, an active trading market for our shares has not, and may never develop or be sustained. If you purchase shares of common stock, you may not be able to resell those shares at or above the initial price you paid. The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, including the following:

*    actual or anticipated fluctuations in our operating results;

*    changes in financial estimates by securities analysts or our failure to perform in line with such estimates;

*    changes in market valuations of other interior design oriented companies, particularly those that market services such as ours;

*    announcements by us or our competitors of significant innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

*    introduction of product enhancements that reduce the need for our products or services;

*    the loss of one or more key clients; and

*    departures of key personnel.

Of our total outstanding shares as of March 15, 2008, a total of 9,000,000, or approximately 98%, will be restricted from immediate resale but may be sold into the market in the near future. See "Federal Securities Law Consequences",  below. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

As restrictions on resale end, the market price of our stock could drop significantly if the holders of restricted shares sell them or are perceived by the market as intending to sell them.

Because our stock is traded on the Pink Sheets, it has a limited public trading market. As a result, it may be difficult or impossible for you to liquidate your investment.

While our common stock currently is listed for trading, we have had only a few trades. We are quoted on the Pink Sheets. We cannot assure that such a market will improve in the future, even if our securities are listed on the NASD Bulletin Board. The NASD Bulletin Board requires that we be a reporting company under the Securities Exchange Act of 1934. However, we cannot guarantee that we will be accepted for listing on the NASD Bulletin Board. Further, we cannot assure that an investor will be able to liquidate his investment without considerable delay, if at all. If a more active market does develop, the price may be highly volatile. Our limited operating history, lack of profitability, negligible stock liquidity, potential extreme price and volume fluctuations, and regulatory burdens may have a significant impact on the market price of the common stock. It is also possible that the relatively low price of our common stock may keep many brokerage firms from engaging in transactions in our common stock.

Applicable SEC rules governing the trading of “Penny Stocks” limit the liquidity of our common stock, which may affect the trading price of our common stock.

Our common stock is currently quoted on the Pink Sheets.  Since our common stock continues to trade well below $5.00 per share, our common stock is considered a “penny stock” and is subject to SEC rules and regulations that impose limitations upon the manner in which our shares can be publicly traded.  These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock and the associated risks.  Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination for the purchaser and receive the written purchaser’s agreement to a transaction prior to purchase.  These regulations have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock

Buying low-priced penny stocks is very risky and speculative.

The shares being offered are defined as a penny stock under the Securities and Exchange Act of 1934, and rules of the Commission. The Exchange Act and such penny stock rules generally impose additional sales practice and disclosure requirements on broker-dealers who sell our securities to persons other than certain accredited investors who are, generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 jointly with spouse, or in transactions not recommended by the broker-dealer. For transactions covered by the penny stock rules, a broker-dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the Commission. Consequently, the penny stock rules may affect the ability of broker-dealers to make a market in or trade our common stock and may also affect your ability to resell any shares you may purchase in the public markets.

We do not expect to pay dividends on common stock.

We have not paid any cash dividends with respect to our common stock, and it is unlikely that we will pay any dividends on our common stock in the foreseeable future. Earnings, if any, that we may realize will be retained in the business for further development and expansion.

General

We are a Nevada corporation. Our principal business address is 2519 East Kentucky Ave., Denver, Colorado 80209. Our telephone number is (303) 660-6964. We were incorporated under the laws of the State of Nevada on February 23, 2005. We have active operations. We market interior and exterior design consulting services to real estate developers and builders for their real estate projects. The sale of these consulting services includes our recommendations for the purchase of accessories and architectural elements to be included or placed in the residential and commercial spaces, as built or retrofitted. These consulting services and associated products will be sold through By Design, Inc.  We currently have no active projects in By Design, Inc.

We have a subsidiary known as Stone Select, LLC which markets hand-carved interior and exterior natural stone ornamentation and architectural elements Stone Select, LLC’s principal products consist of fireplace surrounds, kitchen range hoods, flooring, base and case trim materials, exterior ornamentation, fountains, planters, , and exterior window and door surrounds. At the present time, most of the sales of Stone Select, LLC come from natural stone fireplace surrounds, kitchen range hoods, and trim materials. At the present time, all of our revenues are generated through our subsidiary, Stone Select, LLC. We currently operate exclusively in the Denver, Colorado Metropolitan area. We market and sell all of our products and services to commercial and residential builders and interior designers. Our target market is a custom home in the three to twenty million dollar price range. We have no website but Stone Select, LLC operates a website at www.stoneselect,us.

We were incorporated as a successor to an operation which began in 1996. The predecessor company was a sole proprietorship owned by Ms. Deanie Underwood also known as “By Design.” This company provided interior design and refurbishment work similar to the present company and averaged two to three clients per year but had no activity in the two years prior to be being acquired by us. It was marginally profitable in most years it was operational. This company has been absorbed into us and is no longer in existence. We acquired the assets of this sole proprietorship in a tax-free exchange under the Internal Revenue Code in February, 2005.

In July, 2005, we completed a registered offering of our common shares under the provisions of the Colorado securities laws and under an exemption from the federal securities laws. We sold a total of 197,802 common shares at a price of $0.50 per share to a total of forty investors. We raised a total of $98,901 in this offering.

We have not been subject to any bankruptcy, receivership or similar proceeding.

Organization

       As of December 31, 2007, we are comprised of one corporation with one majority-owned subsidiary, Stone Select, LLC., and a wholly-owned subsidiary, Stone Select Imports, Inc.  Unaffiliated third parties, Craig and Susie Bush, collectively own 49% of Stone Select, LLC.  We have ownership and voting control of 51% of Stone Select, LLC.  All of our operations are conducted through Stone Select, LLC. Stone Select Imports, Inc. currently has no operations, and we have no plans to conduct any operations in the future.

Operations

Our original focus is in the Denver, Colorado metropolitan area, but we plan to expand throughout the State of Colorado. We focus in the broad area of interior design for homes, including the wholesale and in retail sales of imported cantera stone, decorative iron, and carved wood furniture. Our activities include both working with remodeling projects by contractors and new construction by real estate developers. We can act as a fee-based consultant to our clients in their various projects. We can market interior design consulting services to real estate developers for their real estate projects. The sale of these consulting services includes our recommendations for the purchase of accessories to be placed in the spaces where we may assemble the interiors. These consulting services and associated products will be sold through By Design, Inc. We plan to charge a fixed hourly fee to be negotiated on a case-by-case basis. We would also mark up the cost of any products which we would sell in connection with our interior design consulting services. We currently have no active projects and generate no revenue in By Design, Inc.

We have a subsidiary known as Stone Select, LLC which markets hand-carved interior and exterior natural stone ornamentation and architectural elements. Stone Select, LLC’s principal products consist of fireplace surrounds, kitchen range hoods, flooring, including base and case, and window and door surrounds. At the present time, most of the sales of Stone Select, LLC come from fireplace surrounds and kitchen range hoods and trim materials. At the present time, all of our revenues are generated through our subsidiary, Stone Select, LLC. We currently operate exclusively in the Denver, Colorado Metropolitan area. We market and sell all of our products and services to commercial and residential builders and interior designers. We sell our products between the manufacturer and customer and carry limited inventories, for direct sale and as sample products for order. Our target market is a custom home in the three to twelve million dollar price range. We have no website, but Stone Select, LLC operates a website at www.stoneselect,us.

We market and sell all of our products and services to commercial and residential builders and interior designers. Our target market is a custom home in the three to twenty million dollar price range.

We currently work with four main clients: Trillium Homes; Landmark Homes; Bond General Contractors; and Casey Jones, home contractor.  All are private companies doing construction in the Denver, Colorado market. Each of these four developers builds custom homes in the three to twenty million dollar price range. In addition, to a lesser degree, we also work with Mesa Properties and Alexander Homes, who are also private companies doing construction in the Denver, Colorado market. We continuously look for referrals from builders and architects who work in this target market. One of the architects with whom we work is Mr. Craig Bush, who, with his wife, own 49% of Stone Select, LLC. We have no website, but Stone Select, LLC operates a website at www.stoneselect,us.

We import all of our products from China and Mexico. We have one supplier each in China and Mexico. We import essentially the same products from each supplier. All of the products are sold on a custom design basis. As a result, we do not carry a substantial inventory of products.

At the present time, we have no plans to raise any additional funds within the next twelve months. Any working capital will be expected to be generated from internal operations. In the event that we need additional capital, Ms. Underwood has agreed to loan such funds as may be necessary through December 31, 2008 for working capital purposes. However, we reserve the right to examine possible additional sources of funds, including, but not limited to, equity or debt offerings, borrowings, or joint ventures. Limited market surveys have never been conducted to determine demand for our products and services. Therefore, there can be no assurance that any of its objectives will be achieved.

In addition we plan to expand through acquisition. We will not only look at our present industry but will reserve the right to investigate and, if warranted, merge with or acquire the assets or common stock of an entity actively engaged in business which generates revenues. We will seek opportunities for long-term growth potential as opposed to short-term earnings. As of the date hereof, we have no business opportunities under investigation. None of our officers, directors, or affiliates have engaged in any preliminary contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger between us and such other company.

Markets

Our marketing plan is focused completely on developing our customer base and individual projects. We utilize the expertise of our officers to develop our business. In addition, we continually identify commercial - light industrial real estate space adequate for displaying stone, iron, and carved wood products for use by the interior design and construction trades.

Each Officer and Director utilizes his or her previous contacts in business to develop potential opportunities.

Raw Materials

        We do not use raw materials in our business. We acquire finished products from our two suppliers. However, the use of and ability to acquire raw materials could be a material factor in our operations if our suppliers cannot obtain sufficient raw materials to provide us with finished products. However, we have found raw materials to be readily available and not a material factor at the present time.

Clients and Competition

We currently work with four main clients, who are custom builders: Trillium Homes; Landmark Homes; Bond General Contractors; and Casey Jones, home contractor. All are private companies doing construction in the Denver, Colorado market. Each of these four developers builds custom homes in the three to twenty million dollar price range. In addition, to a lesser degree, we also work with Mesa Properties and Alexander Homes, who are also private companies doing construction in the Denver, Colorado market.

With respect to our four main clients, we rely upon them collectively for a majority of our revenues. In 2007, sales to Stone Select, LLC.’s four largest customer were approximately 55% of its total net sales, with the largest customer accounting for approximately 20% of sales, and the others between 10% and 13%. In 2006, sales to its largest customer were approximately  26% of its total net sales. Sales to its second largest customer accounted for approximately 14% of sales. Each of these four developers builds custom homes in the three to twelve million dollar price range and are affected by market trends in that segment of the real estate industry. We believe that we have a good relationship with each of them. Mr. Craig Bush, who, with his wife, own 49% of Stone Select, LLC., provides architectural services to our clients from time to time. However, their use of our products remains dependent upon their ability to market homes. We also receive referrals from contractors for remodeling and new construction.

Backlog

At December 31, 2007, we had no backlogs.

Employees

              We have two full-time employees, our President, Ms. Deanie Underwood, President and Mr. Bradley Underwood, Secretary-Treasurer. None of our employees draws a salary. We reimburse our employees for all necessary and customary business related expenses.

We have no plans or agreements which provide health care, insurance or compensation on the event of termination of employment or change in our control.

We do not pay our Directors separately for any Board meeting they attend.

Proprietary Information

           We own no proprietary information.

Government Regulation

Since we are associated with the real estate industry, all of our projects have and will require local governmental approval with respect to zoning and construction code compliance. We will only require government approval on a project-by-project basis and only when we have projects pending. The extent of the approval varies with the project and the jurisdiction and cannot be quantified except as it relates to specific projects.

We believe the effect of complying with existing or probable governmental regulations is a managed cost of our business operations but could be significant. Each real estate project requires prior government approval. However, the cost cannot be quantified except as it relates to specific projects.

We believe that the cost of compliance with federal, state and local environmental laws will not be significant because we do not plan to choose projects which are subject to significant environmental costs or regulations. In any case, we plan to choose our projects to minimize the effects of governmental regulations. At the present time, we are not awaiting any governmental approvals.

Research and Development

We have never spent any amount in research and development activities.

Environmental Compliance

We believe that we are not subject to any material costs for compliance with any environmental laws.

How to Obtain Our SEC Filings

We file annual, quarterly, and special reports, proxy statements, and other information with the Securities Exchange Commission (SEC). Reports, proxy statements and other information filed with the SEC can be inspected and copied at the public reference facilities of the SEC at 100 F Street N.E., Washington, DC 20549. Such material may also be accessed electronically by means of the SEC's website at www.sec.gov.

Our investor relations department can be contacted at our principal executive office located at our principal office, located at 2519 East Kentucky Ave., Denver, Colorado 80209. Our telephone number is (303) 660-6964.

ITEM 2. DESCRIPTION OF PROPERTY.

         We currently occupy office space on a rent-free basis from one of our officers, Mr. Bradley Underwood, which is also Mr. Underwood’s home. We own office equipment to furnish our offices. We own a truck and a forklift which we use in our business. All of our management activities are performed in Colorado.

      Our subsidiary, Stone Select, LLC, has a 1,200 square foot showroom and a 3,000 square foot warehouse. We rent the showroom from an unaffiliated third party for $1,500 per month on a month-to-month lease. We rent the warehouse from an unaffiliated third party for $2,700 per month on a two year lease which expires April, 2009.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings, nor is our property the subject of any material legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held no shareholders meeting in the fourth quarter of our fiscal year.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Holders

   As of May 1, 2008, there were 83 record holders of our common stock and there were 9,197,802 shares of our common stock outstanding.

Market Information

   Our shares of common stock are quoted on the Pink Sheets under the trading symbol BYDE. The shares became trading on July 25, 2006 but there is no extensive history of trading. The bid and asked price has been $ 0.25 and $1.10 during the entire time the shares have been quoted. The quotations reflect interdealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Dividend Policy

   We have not previously declared or paid any dividends on our common stock and do not anticipate declaring any dividends in the foreseeable future. The payment of dividends on our common stock is within the discretion of our board of directors. We intend to retain any earnings for use in our operations and the expansion of our business. Payment of dividends in the future will depend on our future earnings, future capital needs and our operating and financial condition, among other factors that our board of directors may deem relevant. We are not under any contractual restriction as to our present or future ability to pay dividends.

Equity Compensation Plan Information

            We have no outstanding stock options or other equity compensation plans.

The Securities Enforcement and Penny Stock Reform Act of 1990

            The Securities Enforcement and Penny Stock Reform Act of 1990 require additional disclosure and documentation related to the market for penny stock and for trades in any stock defined as a penny stock. Unless we can acquire substantial assets and trade at over $5.00 per share on the bid, it is more likely than not that our securities, for some period of time, would be defined under that Act as a "penny stock." As a result, those who trade in our securities may be required to provide additional information related to their fitness to trade our shares. These requirements present a substantial burden on any person or brokerage firm who plans to trade our securities and would thereby make it unlikely that any liquid trading market would ever result in our securities while the provisions of this Act might be applicable to those securities.

            Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in us will be subject to Rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the Commission, which:

-    contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

-    contains a description of the broker's or dealer's duties to the customer  and of the rights and remedies available to the customer with respect to a  violation to such duties or other requirements of the Securities Act of  1934, as amended;

-    contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the bid and ask price;

-    contains a toll-free telephone number for inquiries on disciplinary actions;

-    defines significant terms in the disclosure document or in the conduct of trading penny stocks; and

-    contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation;

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

     -  the bid and offer quotations for the penny stock;

     -  the compensation of the broker-dealer and its salesperson in the transaction;

     -  the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

     -  monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, stockholders may have difficulty selling their securities.

Stock Transfer Agent

             The stock transfer agent for our securities is Corporate Stock Transfer of Denver, Colorado.  Their address is 3200 Cherry Creek Drive South, Suite 430, Denver, Colorado 80209. Their phone number is (303)282-4800.

Dividend Policy

 We have not previously declared or paid any dividends on our common stock and do not anticipate declaring any dividends in the foreseeable future. The payment of dividends on our common stock is within the discretion of our board of directors. We intend to retain any earnings for use in our operations and the expansion of our business. Payment of dividends in the future will depend on our future earnings, future capital needs and our operating and financial condition, among other factors that our board of directors may deem relevant. We are not under any contractual restriction as to our present or future ability to pay dividends.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          This Management’s Discussion and Analysis or Plan of Operation contains forward-looking statements that involve future events, our future performance and our expected future operations and actions. In some cases, you can identify forward-looking statements by the use of words such as “may”, “will”, “should”, “anticipate”, “believe”, “expect”, “plan”, “future”, “intend”, “could”, “estimate”, “predict”, “hope”, “potential”, “continue”, or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including, but not limited to, the matters discussed in this report under the caption “Risk Factors”. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this prospectus. We undertake no obligation to publicly update any forward looking-statements, whether as a result of new information, future events or otherwise.

    The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes included in this report.

The following table provides selected financial data about us for the years ended December 31, 2006 and 2007. For detailed financial information, see the audited Financial Statements included in this document.

Balance Sheet Data: 12/31/07

Cash	$28,434
Total assets	$162,071
Total liabilities	$394,331
Shareholders' equity	$(232,260)

Balance Sheet Data: 12/31/06

Cash	$43,042
Total assets	$336,487
Total liabilities	$355,997
Shareholders' equity	$(19,510)

Operating Data: 12/31/07

Revenue	$297,498
Operating Expenses	$283,176
Net Loss	$221,750

Operating Data: 12/31/06

Revenue	$419,695
Operating Expenses	$296,803
Net Loss	$72,920

Results of Operations

    The concept for our business was developed in 1996. However, we had no revenues from 2003 until 2006. Even though we have operated as a corporation since 2005, we have a limited operating history. This factor makes it difficult to evaluate our business on the basis of historical operations. As a consequence, our past results may not be indicative of future results. Although this is true for any business, it is particularly true for us because of our limited operating history. Reliance on historical results may hinder our ability to anticipate and timely adapt to increases or decreases in sales, revenues or expenses. In addition, we have a history of losses. Furthermore, our losses may continue into the future. We have never had a profitable fiscal year.

 Our accountants have expressed doubt about our ability to continue as a going concern as a result of our continued net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate clients who will purchase our products and use our services and our ability to generate revenues.

 The revenues for all of the relevant periods in this discussion came from sales of products in our subsidiary, Stone Select, LLC. We had no revenues from our interior design consulting operated through By Design, Inc. We currently have no active projects and generate no revenue in By Design, Inc. but continue to look for potential projects.

 For the twelve months ended December 31, 2007, sales were $297,498. For the twelve months ended December 31, 2006, sales were $419,695. We were involved in fewer projects in 2007 compared to 2006.

Our revenues decreased from 2006  to 2007 primarily because of declining construction activities in the Denver area and the resulting lack of demand for our stone products and improvement during this period. We had no revenues from our interior design consulting operated through By Design, Inc. We currently have no active projects and generate no revenue in our By Design, Inc. but continue to look for potential projects.  Our ability to attract new clients is related to our marketing efforts, including the use of referrals.

For the twelve months ended December 31, 2007, cost of goods sold were $221,496, as compared to $195,786 for the twelve months ended December 31, 2006. Costs of goods sold include all direct costs incurred in selling products. However, the cost of goods sold was exclusive of depreciation, which was shown as separate line items at $221,496 and $195,786, respectively. All such depreciation was related exclusively to our fixed assets.  In addition, in 2007, we wrote off a substantial portion of our inventory, which is shown as a separate line item. We do not separate sales of different product lines into operating segments. Our cost of goods increased in 2007 compared to 2006 principally because of higher material costs. We also experienced increased freight charges because we imported more products from China. Our freight costs were approximately $4,000 in 2007 compared to approximately $2,000 in 2006.

The difference between sales and cost of goods sold is gross profit. Our gross profit for the twelve months ended December 31, 2007, was $76,002 as compared to gross profit for the twelve months ended December 31, 2006 of $223,909. The higher material and freight costs in 2007 compared to 2006 are directly reflected in our lower gross profit.

Operating expenses, which include depreciation and general and administrative expenses for the twelve months ended December 31, 2007 were $283,176. Our operating expenses for the twelve months ended December 31, 2006 were $296,803. The major components of operating expenses include rent, marketing costs, professional fees, which consist of legal and accounting costs, and telephone expenses. In 2007, we had significantly lower general and administrative expenses, which was a result of better cost controls for marketing and professional fees. However, we took a write-down of inventory in 2007 in the amount of $153,384. While we believe that we still be able to market this inventory, the products will probably be sold on a liquidation basis. We have no other material inventory write-offs which we anticipate in the future.

Each at December 31, 2006 and December 31, 2007, we had one payable due to Ms. Underwood for $334,447 and $323,447, respectively, for working capital advances made to us. This payable is due on demand, is an oral agreement and unsecured.  In 2007 we agreed to accrue interest on the advances at 6% per annum. Interest expense under this agreement in 2007 was $20,070 with accrued interest payable at December 31, 2007 in the same amount. We have no ability at the current time to repay related party advances. In the event that we need additional capital, Ms. Underwood has agreed to loan such funds as may be necessary through December 31, 2008 for working capital purposes.

As a result of the foregoing, we had a net loss of $221,750 (-$0.02 per share) for the twelve months ended December 31, 2007 compared to a net loss of $72,920 (-$0.01 per share) for the twelve months ended December 31, 2006.

We believe that the potential sales for 2008 could look better than 2007 because we have two projects which we have recently developed which could provide substantial sales and which will occupy most of the year 2008.  As a result, our potential sales could be closer to our 2006 numbers than those of 2007. However, it is too early to predict with certainty. We currently have a policy of acquiring inventory for specific projects, as opposed to ordering the inventory and attempting to market it.  Also, we feel that we have implemented better controls over our operating expenses. Because we do not pay salaries, operating expenses are expected to remain fairly constant with respect to sales except for costs associated with marketing. Hence each additional sale and correspondingly the gross profit of such sale have minimal offsetting operating expense. Thus, additional sales should become a profit at a higher return on sales rates as a result of not needing to expand our operational expenses at the same pace. Our marketing costs have been approximately $6,000, which was used primarily for magazine advertising. While we believe that this magazine advertising was successful, we have not scheduled another magazine advertising placement until the second quarter of  2008. We plan to continue to focus our marketing on the Denver Metropolitan area through referrals for 2008, so we do not believe that our marketing costs will increase substantially through the second quarter of 2008.

To try to operate at a break-even level based upon our current level of anticipated business activity, we believe that we must generate approximately $500,000 in revenue per year. However, if our forecasts are inaccurate, we will need to raise additional funds. In the event that we need additional capital, Ms. Underwood has agreed to loan such funds as may be necessary through December 31, 2008 for working capital purposes.

On the other hand, we may choose to scale back our operations to operate at break-even with a smaller level of business activity, while adjusting our overhead to meet the revenue from current operations. In addition, we expect that we will need to raise additional funds if we decide to pursue more rapid expansion, the development of new or enhanced services and products, appropriate responses to competitive pressures, or the acquisition of complementary businesses or technologies, or if we must respond to unanticipated events that require us to make additional investments. We cannot assure that additional financing will be available when needed on favorable terms, or at all.

We expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect approximately $500,000 in operating costs over the next twelve months. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues or additional financing when needed could cause us to go out of business.

Liquidity and Capital Resources

As of December 31, 2007, we had cash or cash equivalents of $28,434 compared to $43,042 in cash or cash equivalents as of December 31, 2006.

Net cash used for operating activities was $13,940 for the twelve months ended December 31, 2007 compared to $228,459 for the twelve months ended December 31, 2006. The major difference was that we did not purchase as much inventory for the twelve months ended December 31, 2007, compared to the twelve months ended December 31, 2006.

Cash flows used for investing activities were $11,668 for the twelve months ended December 31, 2007 compared to $52,663 for the twelve months ended December 31, 2006. All consisted of purchases of fixed assets, which consisted of a truck and a forklift.

Cash flows provided by financing activities were $11,000 for the twelve months ended December 31, 2007 compared to $293,447 for the twelve months ended December 31, 2006. These cash flows were all related to borrowings from related parties.

We believe that we have sufficient capital in the short term for our current level of operations. This is because we believe that we can attract sufficient product sales and services within our present organizational structure and resources to become profitable in our operations. Additional resources would be needed to expand into additional locations, which we have no plans to do at this time. We do not anticipate needing to raise additional capital resources in the next twelve months. In the event that we need additional capital, Ms. Underwood has agreed to loan such funds as may be necessary through December 31, 2008 for working capital purposes.

Our principal source of liquidity will be our operations. We expect variation in revenues to account for the difference between a profit and a loss. Also business activity is closely tied to the economy of Denver and the U.S. economy. Because we currently only sell stone products, a slow down in purchases of construction materials has had a negative impact to our business in the latter half of 2007. We have no idea to what extent this may affect us in 2008, although we have started our fiscal year with two projects which could provide substantial sales and which will occupy most of 2008. In any case, we try to operate with minimal overhead. Our primary activity will be to seek to develop clients and, consequently, our sales. If we succeed in expanding our client base and generating sufficient sales, we will become profitable. We cannot guarantee that this will ever occur. Our plan is to build our company in any manner which will be successful.

Off-Balance Sheet Arrangements

            We have no off-balance sheet arrangements with any party.

Plan of Operation

      Our plan for the next twelve months immediately is to operate at a profit or at break even. Our plan is to sell more of our products, especially our fireplace surrounds, kitchen hoods, interior and exterior natural stone ornamentation and architectural elements, to become profitable in our operations. In addition, we plan to use our referral sources to develop interior design business for By Design, Inc.

Currently, we are conducting business only through Stone Select, LLC and in only one location in the Denver Metropolitan area. We have no plans to expand into other locations or areas. We believe that the timing of the completion of the milestones needed to become profitable can be achieved as we are presently organized with sufficient business.

Other than the shares offered by last offering no other source of capital has been identified or sought.

If we are not successful in our operations we will be faced with several options:

1.	Cease operations and go out of business;

2.	Continue to seek alternative and acceptable sources of capital;

3.	Bring in additional capital that may result in a change of control; or

4.	Identify a candidate for acquisition that seeks access to the public marketplace and its financing sources.

         Currently, we believe that we have sufficient capital or access to capital to implement our proposed business operations or to sustain them for the next twelve months. In the event that we need additional capital, Ms. Underwood has agreed to loan such funds as may be necessary through December 31, 2008 for working capital purposes.

If we can sustain profitability, we could operate at our present level indefinitely.

To date, we have never had any discussions with any possible acquisition candidate nor have we any intention of doing so.

Proposed Milestones to Implement Business Operations

      At the present time, we are operating from one location in the Denver Metropolitan area. Our plan is to make our operation profitable by the end of our fiscal year 2008. We estimate that we must generate approximately $500,000 in sales per year to be profitable.

      We believe that we can be profitable or at break even at the end of the current fiscal year, assuming sufficient sales. Based upon our current plans, we have adjusted our operating expenses so that cash generated from operations and from working capital financing is expected to be sufficient for the foreseeable future to fund our operations at our currently forecasted levels. To try to operate at a break-even level based upon our current level of anticipated business activity, we believe that we must generate approximately $500,000 in revenue per year. However, if our forecasts are inaccurate, we will need to raise additional funds. In the event that we need additional capital, Ms. Underwood has agreed to loan such funds as may be necessary through December 31, 2008 for working capital purposes

On the other hand, we may choose to scale back our operations to operate at break-even with a smaller level of business activity, while adjusting our overhead to meet the revenue from current operations . In addition, we expect that we will need to raise additional funds if we decide to pursue more rapid expansion, the development of new or enhanced services and products, appropriate responses to competitive pressures, or the acquisition of complementary businesses, or if we must respond to unanticipated events that require us to make additional investments. We cannot assure that additional financing will be available when needed on favorable terms, or at all.

We might incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect approximately $500,000 in operating costs over the next twelve months. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues or additional financing when needed could cause us to go out of business

In the event that we need additional capital, Ms. Underwood has agreed to loan such funds as may be necessary through December 31, 2008 for working capital purposes. Otherwise, no commitments to provide additional funds have been made by management or current shareholders. There is no assurance that additional funds will be made available to us on terms that will be acceptable, or at all, if and when needed. We expect to continue to generate and increase sales, but there can be no assurance we will generate sales sufficient to continue operations or to expand.

            We also are planning to rely on the possibility of referrals from clients and will strive to satisfy our clients. We believe that referrals will be an effective form of advertising because of the quality of service that we bring to clients. We believe that satisfied clients will bring more and repeat clients.

In the next 12 months, we do not intend to spend any material funds on research and development and do not intend to purchase any large equipment.

Recently Issued Accounting Pronouncements

We do not expect the adoption of any recently issued accounting pronouncements to have a significant impact on our net results of operations, financial position, or cash flows.

Seasonality

We do not expect our sales to be impacted by seasonal demands for our products and services.

ITEM 7. FINANCIAL STATEMENTS.

Our consolidated financial statements of commencing on page F-1 are included with this prospectus.  These financial statements have been prepared on the basis of accounting principles generally accepted in the United States and are expressed in US dollars.

BY DESIGN, INC.

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006,
& December 31, 2007
(Audited)

BY DESIGN, INC.
Consolidated Financial Statements

TABLE OF CONTENTS

Page

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM	F-3

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated balance sheets	F-4
Consolidated statements of operations	F-5
Consolidated statements of stockholders’ equity	F-6
Consolidated statements of cash flows	F-7
Notes to consolidated financial statements	F-8

RONALD R. CHADWICK, P.C.
Certified Public Accountant
2851 South Parker Road, Suite 720
Aurora, Colorado  80014
Telephone (303)306-1967
Fax (303)306-1944
Email: rcpc35@hotmail.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
By Design, Inc.
Denver, Colorado

I have audited the accompanying consolidated balance sheets of By Design, Inc. as of December 31, 2006 and 2007, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of By Design, Inc. as of December 31, 2006 and 2007, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 5 to the financial statements, the Company determined in the current year that 2006 depreciation expense was overstated. Accordingly, the 2006 and 2007 financial statements have been restated.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements the Company has suffered recurring losses from operations and has a working capital deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado                                                                             /s/ Ronald R. Chadwick, P.C.
April 29, 2008                                                                                      RONALD R. CHADWICK, P.C.

BY DESIGN, INC.
CONSOLIDATED BALANCE SHEETS

	Dec. 31, 2006	Dec. 31, 2007
	(As Restated)	(As Restated)

ASSETS

Current assets
Cash	$43,042	$28,434
Accounts receivable	59,025	16,495
Inventory	160,998	41,109
Total current assets	263,065	86,038

Fixed assets	77,160	88,828
Less accumulated depreciation	(7,838)	(16,895)
Other assets	4,100	4,100
	73,422	76,033

Total Assets	$336,487	$162,071

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$-	$825
Related party payables	3,503	11,939
Related party advances	323,447	334,447
Accrued interest payable		20,070
Other liabilities	29,047	27,050
Total current liabilties	355,997	394,331

Total Liabilities	355,997	394,331

Stockholders' Equity
Preferred stock, $.01 par value;
1,000,000 shares authorized;
No shares issued & outstanding	-	-
Common stock, $.001 par value;
50,000,000 shares authorized;
9,197,802 shares issued
& outstanding	9,198	9,198
Additional paid in capital	79,903	88,903
Accumulated deficit	(108,611)	(330,361)

Total Stockholders' Equity	(19,510)	(232,260)

Total Liabilities and Stockholders' Equity	$336,487	$162,071

The accompanying notes are an integral part of the consolidated financial statements.

BY DESIGN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	Dec. 31, 2006	Dec. 31, 2007
	(As Restated)	(As Restated)

Sales	$419,695	$297,498
Cost of goods sold (exclusive of
depreciation shown separately below)	195,786	221,496

Gross profit	223,909	76,002

Operating expenses:
Amortization & depreciation	7,077	9,057
General and administrative	289,726	120,735
Write offs - inventory		153,384
	296,803	283,176

Income (loss) from operations	(72,894)	(207,174)

Other income (expense):
Interest income	10	318
Interest expense	(36)	(20,070)
Rebates		5,176
	(26)	(14,576)

Income (loss) before
provision for income taxes	(72,920)	(221,750)

Provision for income tax	-	-

Net income (loss)	$(72,920)	$(221,750)

Net income (loss) per share
(Basic and fully diluted)	$(0.01)	$(0.02)

Weighted average number of
common shares outstanding	9,197,802	9,197,802

The accompanying notes are an integral part of the consolidated financial statements.

BY DESIGN, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock				Stock-
		Amount	Paid in	Accumulated	holders'
	Shares	($.001 Par)	Capital	Deficit	Equity

Balances at December 31, 2005	9,197,802	$9,198	$100,903	$(35,691)	$74,410

Distributions			(30,000)		(30,000)

Donated services - officers			9,000		9,000

Net income (loss) for the period				(72,920)	(72,920)

Balances at December 31, 2006 -
As restated	9,197,802	$9,198	$79,903	$(108,611)	$(19,510)

Donated services - officers			9,000		9,000

Net income (loss) for the period				(221,750)	(221,750)

Balances at December 31, 2007 -
As restated	9,197,802	$9,198	$88,903	$(330,361)	$(232,260)

The accompanying notes are an integral part of the consolidated financial statements.

BY DESIGN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	Dec. 31, 2006	Dec. 31, 2007
	(As Restated)	(As Restated)

Cash Flows From Operating Activities:
Net income (loss)	$(72,920)	$(221,750)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Amortization & depreciation	7,077	9,057
Donated services	9,000	9,000
Accounts receivable	(59,025)	42,530
Inventory	(139,038)	(33,495)
Accrued payables	29,047	284
Write offs		153,384
Other assets	(2,600)
Other liabilities		27,050
Net cash provided by (used for)
operating activities	(228,459)	(13,940)

Cash Flows From Investing Activities:
Fixed assets	(52,663)	(11,668)
Net cash provided by (used for)
investing activities	(52,663)	(11,668)

(Continued On Following Page)

The accompanying notes are an integral part of the consolidated financial statements.

BY DESIGN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued From Previous Page)

	Year Ended	Year Ended
	Dec. 31, 2006	Dec. 31, 2007
	(As Restated)	(As Restated)

Cash Flows From Financing Activities:
Related party advances - borrowings	323,447	11,000
Paid in capital	(30,000)
Net cash provided by (used for)
financing activities	293,447	11,000

Net Increase (Decrease) In Cash	12,325	(14,608)

Cash At The Beginning Of The Period	30,717	43,042

Cash At The End Of The Period	$43,042	$28,434

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$36	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

BY DESIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2007

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

By Design, Inc. (the “Company”), was incorporated in the State of Nevada on February 23, 2006. The Company was formed to market and supply home design products to residential and commercial builders and developers. The Company may also engage in any other business permitted by law, as designated by the Board of Directors of the Company.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of By Design, Inc. and its 51% owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At December 31, 2006 and 2007 the Company had no balance in its allowance for doubtful accounts.

Property and equipment

Property and equipment are recorded at cost and depreciated under straight line methods over each item's estimated useful life.

Minority Interest

The Company’s subsidiary has minority members, representing ownership interests of 49% at December 31, 2006 and 2007.  Allocation of their proportionate net losses beyond $100 would result in negative capital accounts. Accordingly, their investment is shown as $0 at

BY DESIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2007

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued):

December 31, 2006 and 2007 and all losses subsequent to the minority members' capital accounts reaching zero have been charged to the majority member. Gains have also been credited to the majority member, until such time as the minority members' capital accounts exceed zero.

Inventories

Inventories, consisting of building materials, are stated at the lower of cost or market (first-in, first-out method). Costs capitalized to inventory include the purchase price, transportation costs, and any other expenditures incurred in bringing the goods to the point of sale and putting them in saleable condition. Costs of good sold include those expenditures capitalized to inventory.

The Company in 2006 purchased a wide variety of inventory items to stock its warehouse and showroom. The Company wrote off a large portion of its inventory in 2007, as the inventory, mostly purchased in 2006 was determined to be slow moving, and the likelihood of its eventual sale and recoupment of cost unknown after a year. The Company in 2007 began only bringing in inventory items backed up by a prior order from a customer, so as to avoid overstocking.

Revenue recognition

Revenue is recognized on an accrual basis as earned under contract terms. Specifically, revenue from product sales is recognized subsequent to a customer ordering a product at an agreed upon price, delivery has occurred, and collectibility is reasonably assured.

Advertising costs

Advertising costs are expensed as incurred. The Company recorded no advertising costs in 2006, and $6,100 in advertising costs in 2007.

Income tax

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (“SFAS 109”). Under SFAS 109 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

BY DESIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2007

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Net income (loss) per share

The net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company's preferred stock (if any), are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per share.

Financial Instruments

The carrying value of the Company’s financial instruments, as reported in the accompanying balance sheets, approximates fair value.

Long-Lived Assets

In accordance with Statement of Financial Accounting Standard 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company regularly reviews the carrying value of intangible and other long-lived assets for the existence of facts or circumstances, both internally and externally, that may suggest impairment. If impairment testing indicates a lack of recoverability, an impairment loss is recognized by the Company if the carrying amount of a long-lived asset exceeds its fair value.

Products and services, geographic areas and major customers

The Company earns revenue from the sale of building materials, but does not separate sales of different product lines into operating segments. All sales each year were domestic and to external customers. In 2006 one major customer accounted for approximately 26% of sales or $110,000, and one customer for approximately 14% of sales or $59,000. In 2007 four major customers accounted for approximate sales as follows:  20% or $60,000, 13.5% or $40,000, 11% or $32,000, and 10.5% or $31,000.

Recent Accounting Pronouncements

In March 2005, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment". SFAS 123(r) requires that the cost resulting from all share-based payment transactions be recognized in the consolidated financial statements. The Company has adopted the provisions of SFAS No. 123(r) which are effective in general for transactions entered into or modified after June 15, 2006. The adoption did not have a material effect on the results of operations of the Company.

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and SFAS No. 3”. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in

BY DESIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2007

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods’ consolidated financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The Company has adopted the provisions of SFAS No. 154, which are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2006. The adoption did not have a material effect on the results of operations of the Company. In February 2007 the FASB issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140”, to simplify and make more consistent the accounting for certain financial instruments. The Company has adopted the provisions of SFAS No. 155, which are effective in general for financial instruments acquired or issued in fiscal years beginning after September 15, 2007. The adoption did not have a material effect on the results of operations of the Company.

In March 2006 the FASB issued SFAS No. 156 "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The Company has adopted the provisions of SFAS No. 156, which are effective in general for an entity's fiscal year beginning after September 15, 2007. The adoption did not have a material effect on the results of operations of the Company.

In December 2006 the FASB issued SFAS No. 157 “Fair Value Measurements”, to improve consistency and comparability in fair value measurements, and to expand related disclosures. The Company has adopted the provisions of SFAS No. 157, which are effective for consolidated financial statements for fiscal years beginning after November 15, 2007. The adoption did not have a material effect on the results of operations of the Company.

NOTE 2. RELATED PARTY TRANSACTIONS

The Company at December 31, 2006 and 2007 had a payable due to a Company officer for $323,447 and $334,447 for due on demand, unsecured, working capital advances made to the Company. Prior to 2007 the advances were non-interest bearing. In 2007 the Company agreed to accrue interest on the advances at 6% per annum. Interest expense under this agreement in 2007 was $20,070 with accrued interest payable at December 31, 2007 in the same amount.

BY DESIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2007

NOTE 2. RELATED PARTY TRANSACTIONS (Continued):

The Company also recorded compensation expense of $500 per month in 2006 and 2007   for administrative and management services donated to the Company by officers, and $250 per month for office space donated by an officer. Total donated services expense for the same periods was $9,000 each period.

NOTE 3. INCOME TAXES

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

At December 31, 2006 and 2007 the Company had net operating loss carryforwards of approximately $50,000 and $118,000 which begin to expire in 2025. The deferred tax asset of $29,000 and $46,000 created by the net operating losses has been offset by a 100% valuation allowance. The change in the valuation allowance in 2006 and 2007 was $19,801 and $17,101.

NOTE 4. FIXED ASSETS

Fixed asset values recorded at cost are as follows:
	2006	2007

Furniture & fixtures	$9,927	$9,927
Shop equipment	6,420	6,420
Computer equipment	3,160	4,928
Leasehold improvements	57,653	67,553
	77,160	88,828
Less accumulated depreciation	(7,838)	(16,895)
Total	$69,322	$71,933

Depreciation expense in 2006 and 2007 was $7,077 and $9,057.

BY DESIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2007

NOTE 5. RESTATEMENT

The Company in 2007 restated its 2006 and 2007 financial statements, as depreciation expense was determined by the Company to have been too high in 2006 pursuant to reasonable book depreciation rates.

	Prior to	Adjustment	After
Year 2006	Adjustment	Amount	Adjustment

Accumulated depreciation	$31,958	$(24,120)	$7,838
Accumulated deficit	$(132,731)	$24,120	$(108,611)
Stockholders’ equity	$(43,630)	$24,120	$(19,510)
Depreciation expense	$31,197	$(24,120)	$7,077
Net income (loss)	$(97,040)	$24,120	$(72,920)

	Prior to	Adjustment	After
Year 2007	Adjustment	Amount	Adjustment

Accumulated depreciation	$37,175	$(20,280)	$16,895
Accumulated deficit	$(350,641)	$20,280	$(330,361)
Stockholders’ equity	$(252,540)	$20,280	$(232,260)
Depreciation expense	$5,217	$3,840	$9,057
Net income (loss)	$(217,910)	$(3,840)	$(221,750)

BY DESIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2007

NOTE 6. LEASE COMMITMENT

The Company rents office space at $1,500 per month under a lease expiring in October 2008, renewable year to year, with possible price increases upon renewal, and yard and warehouse space at approximately $2,000 per month plus costs under a non-cancellable lease with no renewal option expiring in March 3008. Rent expense under all leases for 2006 and 2007 was $41,400 and $54,725. Minimum future rent expenses by year from December 31, 2007 forward under the leases are: 2008 $38,000, and 2009 $6,000, or $44,000 total.

NOTE 7. GOING CONCERN

The Company has suffered recurring losses from operations and has a working capital deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company may raise additional capital through the sale of its equity securities, through offerings of debt securities, or through borrowings from financial institutions. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern.

NOTE 8.  STOCK OFFERING

The Company is currently planning to register up to 197,802 shares of its common stock for resale by selling shareholders, under cover of a Form S-1. The Company will receive no proceeds from the sale of the 197,802 shares of common stock. The costs of this offering will be paid by the Company.

ITEM 8. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period.

ITEM 8A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this annual report on Form 10-KSB, we evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). That evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting him to material information required to be included in its periodic SEC filings.

Changes in Internal Control over Financial Reporting

We have made no significant change in our internal control over financial reporting during the most recent fiscal quarter covered by this annual report on Form 10-KSB that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

Nothing to report.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE   WITH SECTION 16(a) OF THE EXCHANGE ACT.

Set forth below are the names of our directors and officers, all positions and offices held with us, the period during which he or she has served as such, and the business experience during at least the last five years:

Name	Age	Positions and Offices Held

Deanie J. Underwood	52	President, Chief Executive Officer, Treasurer, Chief Financial Office and Director

Bradley C. Underwood	26	Vice President, Secretary and Director

             Our Directors will serve in such capacity until our next annual meeting of shareholders and until their successors have been elected and qualified. The officers serve at the discretion of our Directors. Deanie J. Underwood is the step-mother of Bradley C. Underwood. There are no arrangements or other understandings between any of our directors or officers or any other person pursuant to which any officer or director was or is to be selected as an officer or director. None of our Directors are independent but are a part of, and are controlled by our management.

             Ms. Underwood has been our President, Chief Executive and Financial Officer, Treasurer and a Director since our inception.  She has been involved in this business since 1996, through our unincorporated predecessor. This has been her principal occupation during this period.

   Mr. Underwood has been our Vice President, Secretary and a Director since our inception. He has been involved in this business since 2001, through our unincorporated predecessor. Prior to that time, he was a student. He has a B.S. in Finance from Denver University.

Committees of the Board of Directors

There are no committees of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “34 Act”) requires our officers and directors and persons owning more than ten percent of the Common Stock, to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Additionally, Item 405 of Regulation S-B under the 34 Act requires us to identify in its Form 10-KSB and proxy statement those individuals for whom one of the above referenced reports was not filed on a timely basis during the most recent year or prior years. We have nothing to report in this regard.

Code of Ethics

Our Board of directors has not adopted a code of ethics but plans to do so in the future.

Options/SAR Grants and Fiscal Year End Option Exercises and Values

We have not had a stock option plan or other similar incentive compensation plan for officers, directors and employees, and no stock options, restricted stock or SAR grants were granted or were outstanding at any time.

Item 10. EXECUTIVE COMPENSATION

None of our officers or director received or was entitled to receive remuneration in excess of $100,000 for the fiscal years ended December 31, 2007 or 2006. Our officers and directors do not receive any compensation for their services rendered to us, nor have they received such compensation in the past.  As of the date of this registration statement, we have no funds available to pay the officers and directors.  Further, the officers and directors are not accruing any compensation pursuant to any agreement with us. We have no plans to pay any compensation to our officers or directors in the future.

None of our officers and directors will receive any finder’s fee, either directly or indirectly, as a result of their respective efforts to implement our business plan outlined herein.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of its employees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following sets forth the number of shares of our $.0.001 par value common stock beneficially owned by (i) each person who, as of May 1, 2008, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Directors and (iii) our Officers and Directors as a group. A total of 9,197,802 shares of common stock were issued and outstanding as of May 1, 2008.

Name and Address	Amount and Nature of	Percent of
of Beneficial Owner	Beneficial Ownership (1)(2)	Class

Deanie J. Underwood (3)	4,400,702	48%
2519 East Kentucky Ave.
Denver, Colorado 80209

Bradley C. Underwood (3)	4,400,702	48%
2519 East Kentucky Ave.
Denver, Colorado 80209

All Officers and Directors as a Group (two persons)	8,800,702	96%

________________

(1) All ownership is beneficial and of record, unless indicated otherwise.
(2) Beneficial owners listed above have sole voting and investment power with respect to the shares shown. Deanie J. Underwood is the step-mother of Bradley C. Underwood. However, each person disclaims ownership of the other’s shares.
(3) Includes 702 shares owned in the name of the Underwood Family Partners, LLC. for which Deanie and Bradley Underwood are beneficiaries.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We currently occupy office space on a rent-free basis from one of our officers, Mr. Bradley Underwood, which is also Mr. Underwood’s home.

Our subsidiary, Stone Select, LLC, has a 1,200 square foot showroom and a 3,000 square foot warehouse. We rent the showroom from an unaffiliated third party for $1,500 per month on a month-to-month lease. We rent the warehouse from an unaffiliated third party for $2,700 per month on a two year lease which expires April, 2009.

Each at December 31, 2006 and December 31, 2007, we had one payable due to Ms. Underwood for $334,447 and $323,447, respectively, for working capital advances made to us. This payable is due on demand, is an oral agreement and unsecured.  In 2007 we agreed to accrue interest on the advances at 6% per annum. Interest expense under this agreement in 2007 was $20,070 with accrued interest payable at December 31, 2007 in the same amount. We have no ability at the current time to repay related party advances. In the event that we need additional capital, Ms. Underwood has agreed to loan such funds as may be necessary through December 31, 2008 for working capital purposes.

We also recorded compensation expense of $500 per month in 2007, 2006 for administrative and management services donated to us by officers, and $250 per month for office space donated by an officer. Total donated services expense for the same periods were $9,000.

            Unaffiliated third parties, Craig and Susie Bush, collectively own 49% of Stone Select, LLC. We have ownership and voting control of 51% of Stone Select, LLC.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

The following financial information is filed as part of this report:

(a)        (1) FINANCIAL STATEMENTS

(2) SCHEDULES

(3) EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit No.	Description
3.1	Articles of Incorporation of By Design, Inc.*
3.2	Bylaws of By Design, Inc.*
4.1	Stock Specimen *
21.1	List of Subsidiaries*
31.1	Certification of CEO/CFO pursuant to Sec. 302
32.1	Certification of CEO/CFO pursuant to Sec. 906

            * Previously filed

(b)     Reports on Form 8-K. No reports have ever been filed under cover of Form 8-K.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our financial statements for the fiscal years ended December 31, 2007 and 2006, along with the related consolidated statements of operations, stockholders’ equity and cash flows have been audited by Ronald R. Chadwick, P.C., of Aurora, Colorado, independent registered public accounting firm, to the extent and for the period set forth in their report, and are set forth in this prospectus in reliance upon such report given upon the authority of them as experts in auditing and accounting.

Our independent auditor, Ronald R. Chadwick, P.C., Certified Public Accountants, billed an aggregate of  $7,500 for the fiscal year ended December 31, 2007 and $6,000 for the year ended December 31, 2006 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in its quarterly reports.

We do not have an audit committee and as a result our entire board of directors performs the duties of an audit committee. Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 13, 2008.

BY DESIGN, INC.

By:	/s/ Deanie J. Underwood
Deanie J. Underwood
Chief Executive Officer and President (principal executive officer and principal financial and accounting officer)