Form 10QSB
period 2008-03-31
BY DESIGN INC
filed 2008-05-16
CIK 1334345

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   March 31, 2008

Commission File No. 000-53220

BY DESIGN, INC.
 (Exact Name of Small Business Issuer as specified in its charter)

Nevada	20-3305472
(State or other jurisdiction	(IRS Employer File Number)
of incorporation)

2519 East Kentucky Ave.
Denver, CO	80209
(Address of principal executive offices)	(zip code)

(303) 660-6964
 (Registrant's telephone number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]  No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes [ ]    No [X]

As of May 1, 2008, registrant had outstanding 9,197,802 shares of the registrant’s common stock.  The aggregate market value of the voting stock held by nonaffiliates is approximately $100,000. Our shares of common stock are quoted on the Pink Sheets under the trading symbol BYDE. The shares became trading on July 25, 2006 but there is no extensive history of trading. The bid and asked price has been $ 0.25 and $1.10 during the entire time the shares have been quoted.

Transitional Small Business Disclosure Format (check one):  Yes [ ]    No [X]

FORM 10-QSB

By Design, Inc.

PART I  FINANCIAL INFORMATION

For purposes of this document, unless otherwise indicated or the context otherwise requires, all references herein to “BYDE,” “By Design,” “we,” “us,” and “our,” refer to By Design, Inc., a Nevada corporation and our wholly-owned subsidiaries. Except as we might otherwise specifically indicate, all references us include our subsidiaries.

ITEM 1.  FINANCIAL STATEMENTS

BY DESIGN, INC.

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended March 31, 2008

BY DESIGN, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	Dec. 31, 2007	Mar. 31, 2008

ASSETS

Current assets
Cash	$28,434	$47,188
Accounts receivable	16,495	108,266
Inventory	41,109	41,109
Total current assets	86,038	196,563

Fixed assets	88,828	88,828
Less accumulated depreciation	(16,895)	(19,343)
Other assets	4,100	4,100
	76,033	73,585

Total Assets	$162,071	$270,148

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$825	$12,668
Related party payables	11,939
Related party advances	334,447	353,186
Accrued interest payable	20,070	25,122
Other liabilities	27,050	17,344
Total current liabilties	394,331	408,320

Total Liabilities	394,331	408,320

Stockholders' Equity
Preferred stock, $.01 par value;
1,000,000 shares authorized;
No shares issued & outstanding	-	-
Common stock, $.001 par value;
50,000,000 shares authorized;
9,197,802 shares issued
& outstanding	9,198	9,198
Additional paid in capital	88,903	88,903
Accumulated deficit	(330,361)	(236,273)

Total Stockholders' Equity	(232,260)	(138,172)

Total Liabilities and Stockholders' Equity	$162,071	$270,148

The accompanying notes are an integral part of the consolidated financial statements.

BY DESIGN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	Mar. 31, 2007	Mar. 31, 2008

Sales	$132,483	$202,346
Cost of goods sold (exclusive of
depreciation shown separately below)	81,301	67,178

Gross profit	51,182	135,168

Operating expenses:
Amortization & depreciation	2,006	2,448
General and administrative	50,111	33,580
Write offs - inventory
	52,117	36,028

Income (loss) from operations	(935)	99,140

Other income (expense):
Interest income	3
Interest expense	(5,002)	(5,052)
Rebates
	(4,999)	(5,052)

Income (loss) before
provision for income taxes	(5,934)	94,088

Provision for income tax	-	-

Net income (loss)	$(5,934)	$94,088

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$0.01

Weighted average number of
common shares outstanding	9,197,802	9,197,802

The accompanying notes are an integral part of the consolidated financial statements.

BY DESIGN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	Mar. 31, 2007	Mar. 31, 2008

Cash Flows From Operating Activities:
Net income (loss)	$(5,934)	$94,088

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Amortization & depreciation	2,006	2,448
Donated services	2,250
Accounts receivable	(34,669)	(91,771)
Inventory
Accrued payables	14,004
Write offs	20,125
Other assets		16,895
Other liabilities		(9,706)
Net cash provided by (used for)
operating activities	(2,218)	11,954

Cash Flows From Investing Activities:
Fixed assets	-
Net cash provided by (used for)
investing activities	-	-

(Continued On Following Page)

The accompanying notes are an integral part of the consolidated financial statements.

BY DESIGN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Continued From Previous Page)

	Three Months	Three Months
	Ended	Ended
	Mar. 31, 2007	Mar. 31, 2008

Cash Flows From Financing Activities:
Related party advances - borrowings	10,000	6,800
Net cash provided by (used for)
financing activities	10,000	6,800

Net Increase (Decrease) In Cash	7,782	18,754

Cash At The Beginning Of The Period	43,042	28,434

Cash At The End Of The Period	$50,824	$47,188

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

BY DESIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

By Design, Inc. (the “Company”), was incorporated in the State of Nevada on February 23, 2006. The Company was formed to market and supply home design products to residential and commercial builders and developers. The Company may also engage in any other business permitted by law, as designated by the Board of Directors of the Company.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of operations for a full year.

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

BY DESIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

BY DESIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Financial Instruments

The carrying value of the Company’s financial instruments, including cash and cash equivalents and accrued payables, as reported in the accompanying balance sheet, approximates fair value.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included in, Item 1 in this Quarterly Report on Form 10-QSB. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements.

Forward-Looking Statements

This Quarterly Report on Form 10-QSB and the documents incorporated herein by reference contain forward-looking statements.  Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management beliefs, and certain assumptions made by our management.  Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, variations of such words, and similar expressions are intended to identify such forward-looking statements.  These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements.  Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  However, readers should carefully review the risk factors set forth herein and in other reports and documents that we file from time to time with the Securities and Exchange Commission, particularly the Annual Reports on Form 10-KSB, Quarterly reports on Form 10-QSB and any Current Reports on Form 8-K.

Risk Factors

You should carefully consider the risks and uncertainties described below; and all of the other information included in this document. Any of the following risks could materially adversely affect our business, financial condition or operating results and could negatively impact the value of your investment.

The occurrence of any of the following risks could materially and adversely affect our business, financial condition and operating result. In this case, the trading price of our common stock could decline and you might lose all or part of your investment.

RISKS ASSOCIATED WITH OUR COMPANY:

We were profitable in our most recent fiscal quarter but have had a history of losses and may continue to have losses in the future.  We have a negative stockholders equity. As a result, we may never sustain profitability, and we could go out of business.

We had a net profit of $94,088 on total revenues of $202,346 for the three months ended March 31, 2008. However, our revenues for the fiscal year ended December 31, 2006 were $419,695. We had a net loss of $97,040 for this period. Our revenues for the fiscal year ended December 31, 2007 were $297,498. We had a net loss of $217,910 for this period. We have had a history of losses because we were often unable to generate sufficient revenues to be profitable. At March 31, 2008, we had an accumulated deficit of $236,273 and a negative stockholders’ equity of $138,172. At December 31, 2006 we had an accumulated deficit of $132,731 and a negative stockholders’ equity of $43,630. At December 31, 2007 we had an accumulated deficit of $350,641 and a negative stockholders’ equity of $252,540. Our sales depend upon the number of customers we can generate.  While we were profitable in our most recent fiscal quarter, we cannot guarantee that we will continue to be a profitable company. We may never sustain profitability, and, as a result, we could go out of business.

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

For the fiscal year ended December 31, 2006 and 2007, our accountants have expressed doubt about our ability to continue as a going concern as a result of our continued net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

●	our ability to locate clients who will purchase our products and use our services; and

●	our ability to generate sufficient revenues.

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

The industry in which we operate are highly competitive. Our principal competitors is larger and have greater financial resources than we do.

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

*    the loss of one or more key clients; and

*    departures of key personnel.

Of our total outstanding shares as of May 1, 2008, a total of 9,000,000, or approximately 98%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

Overview and History

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

   In addition, we plan to expand through acquisition. We will not only look at our present industry but will reserve the right to investigate and, if warranted, merge with or acquire the assets or common stock of an entity actively engaged in business which generates revenues. We will seek opportunities for long-term growth potential as opposed to short-term earnings. As of the date hereof, we have no business opportunities under investigation. None of our officers, directors, or affiliates have engaged in any preliminary contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger between us and such other company.

   We have not been subject to any bankruptcy, receivership or similar proceeding. We are a Nevada corporation. Our principal business address is 2519 East Kentucky Ave., Denver, Colorado 80209. Our telephone number is (303) 660-6964.

Results of Operations

       The revenues for all of the relevant periods in this discussion came from sales of products in our subsidiary, Stone Select, LLC. We had no revenues from our interior design consulting operated through By Design, Inc.

       For the three months ended March 31, 2008, sales were $202,346. For the three months ended March 31, 2007, sales were $132,483. We had more projects and larger projects in 2008 compared to 2007, which accounted for our higher revenue.

   While there were declining construction activities in the Denver area during the first quarter of 2008, our revenues increased from 2007 to 2008 primarily because we maintained the number of our existing projects and developed two special projects, which should keep us occupied for the next few months.

   For the three months ended March 31, 2008, cost of goods sold were $67,178, as compared to $81,301 for the three months ended March 31, 2007. Costs of goods sold include all direct costs incurred in selling products. We do not separate sales of different product lines into operating segments. Our cost of goods decreased for the three months ended March 31, 2008 compared to for the three months ended March 31, 2007 principally because of lower material costs and freight charges.

The difference between sales and cost of goods sold is gross profit. Our gross profit for the three months ended March 31, 2008, was $135,168 as compared to gross profit for the three months ended March 31, 2007 of $51,182. The lower material and freight costs in 2008 compared to 2007 are directly reflected in our lower gross profit.

   Operating expenses, which include depreciation and general and administrative expenses for the three months ended March 31, 2008 were $36,028. Our operating expenses for the three months ended March 31, 2007 were $52,117. The major components of operating expenses include rent, marketing costs, professional fees, which consist of legal and accounting costs, and telephone expenses. For the three months ended March 31, 2008, we had significantly lower general and administrative expenses, which was a result of better cost controls for marketing and professional fees.

   At March 31, 2008, we had one payable due to Ms. Underwood in the amount of $353,186 for working capital advances made to us. This payable is due on demand, is an oral agreement and is unsecured.  In 2007 we agreed to accrue interest on the advances at 6% per annum. We have no ability at the current time to repay related party advances. In the event that we need additional capital, Ms. Underwood has agreed to loan such funds as may be necessary through December 31, 2008 for working capital purposes.

   As a result of the foregoing, we had a net profit of $94,088 ($0.01 per share) for the three months ended March 31, 2008 compared to a net loss of $5,934 (-$0.00 per share) for the three months ended March 31, 2007.

       For the fiscal years ended 2007 and 2006, our accountants have expressed doubt about our ability to continue as a going concern as a result of our continued net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate clients who will purchase our products and use our services and our ability to generate revenues.

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

   We may continue to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect approximately $500,000 in operating costs over the next twelve months. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues or additional financing when needed could cause us to go out of business.

Liquidity and Capital Resources

As of March 31, 2008, we had cash or cash equivalents of $47,188 compared to $50,824 in cash or cash equivalents as of March 31, 2007.

Net cash provided by operating activities was $11,954 for the three months ended March 31, 2008 compared net cash used for operating activities of $2,218 for the three months ended March 31, 2007. The major difference was our net income and a corresponding reduction in our accounts receivables for the three months ended March 31, 2008, compared to the three months ended March 31, 2007.

Cash flows used for investing activities were $-0- for the three months ended March 31, 2008 and the three months ended March 31, 2007, respectively.

Cash flows provided by financing activities were $6,800 for the three months ended March 31, 2008 compared to $10,000 for the three months ended March 31, 2007. These cash flows were all related to borrowings from related parties.

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

Our principal source of liquidity will be our operations. We expect variation in revenues to account for the difference between a profit and a loss. Also business activity is closely tied to the economy of Denver and the U.S. economy. Because we currently only sell stone products, a slow down in purchases of construction materials could have a negative impact to our business. We were profitable for the three months ended March 31, 2008. However, we have no idea to what extent the economic situation may affect us for fiscal year 2008, although we have started our fiscal year with two projects which could provide substantial sales and which will occupy most of 2008. In any case, we try to operate with minimal overhead. Our primary activity will be to seek to develop clients and, consequently, our sales. If we succeed in expanding our client base and generating sufficient sales, we will become profitable. We cannot guarantee that this will ever occur. Our plan is to build our company in any manner which will be successful.

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

3.	Bring in additional capital that may result in a change of control; or

4.	Identify a candidate for acquisition that seeks access to the public marketplace and its financing sources

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

ITEM 3.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a -15(e) and 15(d)-15(e) under the Exchange Act), our Chief Executive Officer and the Chief Financial Officer has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the applicable time periods specified by the SEC’s rules and forms.

There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

        There are no legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results.

ITEM 2.  CHANGES IN SECURITIES

    None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.	Description

3.1	Articles of Incorporation of By Design, Inc.*
3.2	Bylaws of By Design, Inc.*
4.1	Stock Specimen *
21.1	List of Subsidiaries*
31.1	Certification of CEO/CFO pursuant to Sec. 302
32.1	Certification of CEO/CFO pursuant to Sec. 906

            * Previously filed

Reports on Form 8-K

We filed no under cover of Form 8K for the fiscal quarter ended March 31, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 16, 2008.

BY DESIGN, INC.

By:	/s/ Deanie J. Underwood
Deanie J. Underwood
Chief Executive Officer, Chief Financial Officer and President (principal executive officer and principal financial and accounting officer)