Form 10QSB
period 2008-06-30
BY DESIGN INC
filed 2008-08-18
CIK 1334345

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   June 30, 2008

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

As of August 1, 2008, registrant had outstanding 9,197,802 shares of the registrant’s common stock.  The aggregate market value of the voting stock held by nonaffiliates is approximately $100,000. Our shares of common stock are quoted on the Pink Sheets under the trading symbol BYDE. The shares became trading on July 25, 2006 but there is no extensive history of trading. The bid and asked price has been $ 0.25 and $1.10 during the entire time the shares have been quoted.

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

ITEM 1.  FINANCIAL STATEMENTS

BY DESIGN, INC.

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended June 30, 2008

TABLE OF CONTENTS

Page

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated balance sheet	4
Consolidated statements of operation	5
Consolidated statements of cash flows	6
Notes to consolidated financial statements	8

BY DESIGN, INC.
CONSOLIDATED BALANCE SHEETS

		June 30, 2008
	Dec. 31, 2007	(Unaudited)

ASSETS

Current assets
Cash	$28,434	$39,569
Accounts receivable	16,495	153,081
Inventory	41,109	41,109
Total current assets	86,038	233,759

Fixed assets	88,828	88,828
Less accumulated depreciation	(16,895)	(21,791)
Other assets	4,100	4,100
	76,033	71,137

Total Assets	$162,071	$304,896

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$825	$-
Related party payables	11,939	-
Related party advances	334,447	353,686
Accrued interest payable	20,070	30,244
Other liabilities	27,050	79,370
Total current liabilties	394,331	463,300

Total Liabilities	394,331	463,300

Stockholders' Equity
Preferred stock, $.01 par value;
1,000,000 shares authorized;
No shares issued & outstanding	-	-
Common stock, $.001 par value;
50,000,000 shares authorized;
9,197,802 shares issued
& outstanding	9,198	9,198
Additional paid in capital	88,903	88,903
Accumulated deficit	(330,361)	(256,505)

Total Stockholders' Equity	(232,260)	(158,404)

	$162,071	$304,896

The accompanying notes are an integral part of the consolidated financial statements.

BY DESIGN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2007	June 30, 2008	June 30, 2007	June 30, 2008

Sales	$126,489	$102,697	$259,332	$305,043
Cost of goods sold	72,601	75,321	153,902	142,499

Gross profit	53,888	27,376	105,430	162,544

Operating expenses:
Amortization & depreciation	2,714	2,449	4,720	4,897
General and administrative	48,158	40,037	98,269	73,617
Write offs - inventory
	50,872	42,486	102,989	78,514

Income (loss) from operations	3,016	(15,110)	2,441	84,030

Other income (expense):
Interest income	13		16
Interest expense	(5,033)	(5,122)	(10,035)	(10,174)
Rebates
	(5,020)	(5,122)	(10,019)	(10,174)

Income (loss) before
provision for income taxes	(2,004)	(20,232)	(7,578)	73,856

Provision for income tax	-	-	-	-

Net income (loss)	$(2,004)	$(20,232)	$(7,578)	$73,856

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.00)	$(0.00)	$0.01

Weighted average number of
common shares outstanding	9,197,802	9,197,802	9,197,802	9,197,802

The accompanying notes are an integral part of the consolidated financial statements.

BY DESIGN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2007	June 30, 2008

Cash Flows From Operating Activities:
Net income (loss)	$(7,578)	$73,856

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Amortization & depreciation	4,720	4,897
Donated services	4,500
Accounts receivable	(89,160)	(136,586)
Inventory	40,250
Accrued payables	9,497	9,513
Write offs
Other assets
Other liabilities		52,155
Net cash provided by (used for)
operating activities	(37,771)	3,835

Cash Flows From Investing Activities:
Fixed assets	(9,900)
Net cash provided by (used for)
investing activities	(9,900)	-

(Continued On Following Page)

The accompanying notes are an integral part of the consolidated financial statements.

BY DESIGN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Continued From Previous Page)

	Six Months	Six Months
	Ended	Ended
	June 30, 2007	June 30, 2008

Cash Flows From Financing Activities:
Related party advances - borrowings	10,000	7,300
Net cash provided by (used for)
financing activities	10,000	7,300

Net Increase (Decrease) In Cash	(37,671)	11,135

Cash At The Beginning Of The Period	43,042	28,434

Cash At The End Of The Period	$5,371	$39,569

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

RISKS ASSOCIATED WITH OUR COMPANY:

We have had a history of losses and may not be able to develop consistent profitability.

We had a net loss of $20,232 on revenues of $102,697 for the three months ended June 30, 2008, compared to a net loss of $2,004 on revenues of $126,489 for the three months ended June 30, 2007. We had a net profit of $73,856 on revenues of $305,043 for the six months ended June 30, 2008, compared to a net loss of $7,578 on revenues of $259,332 for the six months ended June 30, 2007. We cannot assure you that we will generate profits in the future, even if our sales increase dramatically. We will need to generate greater revenues and improved margins to achieve and maintain profitability in the future. If our operating losses continue on a long-term basis, we may experience a shortage of working capital that could adversely affect our business or our ability to continue our business, in which case our

Because we had incurred continuing operating losses, our accountants have expressed doubts about our ability to continue as a going concern.

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

We currently purchase finished products from only two suppliers. Each of these suppliers provides us with essentially the same inventory which we sell through Stone Select, LLC., which are hand-carved interior and exterior natural stone ornamentation and architectural elements. These are fireplace surrounds, kitchen range hoods, flooring, including base and case, and window surrounds. The loss of either supplier would ave a negative effect on our business because we would not have sufficient inventory to sell. If we cannot replace a lost supplier, we would see a severe decline in revenue from the sale of products. As a result, we may never become profitable, fail as an organization, and our investors could lose some or all of their investment.

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

       For the three months ended June 30, 2008, sales were $102,697. For the three months ended June 30, 2007, sales were $126,489. For the six months ended June 30, 2008, sales were $305,043. For the six months ended June 30, 2007, sales were $259,332. We had more projects and larger projects in 2008 compared to 2007, which accounted for our higher revenue. Our revenue in the most recent three months was lower because of projects completed and additional projects not yet billed.

   While there were declining construction activities in the Denver area during the first six months of 2008, our revenues increased from 2007 to 2008 primarily because we maintained the number of our existing projects and developed two special projects, which should keep us occupied for the next few months.

   For the three months ended June 30, 2008, cost of goods sold were $75,321, as compared to $72,601 for the three months ended June 30, 2007.    For the six months ended June 30, 2008, cost of goods sold were $142,499, as compared to $153,902  for the six months ended June 30, 2007. Costs of goods sold include all direct costs incurred in selling products. We do not separate sales of different product lines into operating segments. Our cost of goods increased for the three months ended June 30, 2008 compared to for the three months ended June 30, 2007 principally because of higher material costs and freight charges but were lower for the six month periods for the same reasons.

    The difference between sales and cost of goods sold is gross profit. Our gross profit for the three months ended June 30, 2008, was $27,376, as compared to gross profit for the three months ended June 30, 2007 of $53,888. Our gross profit for the six months ended June 30, 2008, was $162,544, as compared to gross profit for the six months ended June 30, 2007 of $105,430. The lower material and freight costs in the three months of 2008 compared to 2007 are directly reflected in our lower gross profit, while the reverse was true for the six month periods.

   Operating expenses, which include depreciation and general and administrative expenses for the three months ended June 30, 2008 were $42,486. Our operating expenses for the three months ended June 30, 2007 were $50,872.  Operating expenses for the six months ended June 30, 2008 were $78,514. Our operating expenses for the six months ended June 30, 2007 were $102,989. The major components of operating expenses include rent, marketing costs, professional fees, which consist of legal and accounting costs, and telephone expenses. For the three  and six months ended June 30, 2008, we had significantly lower general and administrative expenses, which was a result of better cost controls for marketing and professional fees.

   At June 30, 2008, we had one payable due to Ms. Underwood in the amount of $353,686 for working capital advances made to us. This payable is due on demand, is an oral agreement and is unsecured.  In 2007 we agreed to accrue interest on the advances at 6% per annum. We have no ability at the current time to repay related party advances. In the event that we need additional capital, Ms. Underwood has agreed to loan such funds as may be necessary through December 31, 2008 for working capital purposes.

   As a result of the foregoing, we had a net loss of $20,232 ($0.00 per share) for the three months ended June 30, 2008 compared to a net loss of $2,004($0.00 per share) for the three months ended June 30, 2007. We had a net profit of $73,856 ($0.01 per share) for the six months ended June 30, 2008 compared to a net loss of $7,578 ($0.00 per share) for the six months ended June 30, 2007.

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

Liquidity and Capital Resources

As of June 30, 2008, we had cash or cash equivalents of $39,569, compared to $5,371 in cash or cash equivalents as of June 30, 2007.

Net cash provided by operating activities was $3,835 for the six months ended June 30, 2008 compared net cash used for operating activities of $37,771 for the six months ended June 30, 2007. The major difference was our net income for the six months ended June 30, 2008, compared to the six months ended June 30, 2007.

Cash flows used for investing activities were $-0- for the six months ended June 30, 2008 and $9,900 (for the purchase of a fixed asset)for the six months ended June 30, 2007.

Cash flows provided by financing activities were $7,300 for the six months ended June 30, 2008 compared to $10,000 for the six months ended June 30, 2007. These cash flows were all related to borrowings from a related party.

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

Our principal source of liquidity will be our operations. We expect variation in revenues to account for the difference between a profit and a loss. Also business activity is closely tied to the economy of Denver and the U.S. economy. Because we currently only sell stone products, a slow down in purchases of construction materials could have a negative impact to our business. We were profitable for the three months ended June 30, 2008. However, we have no idea to what extent the economic situation may affect us for fiscal year 2008, although we have started our fiscal year with two projects which could provide substantial sales and which will occupy most of 2008. In any case, we try to operate with minimal overhead. Our primary activity will be to seek to develop clients and, consequently, our sales. If we succeed in expanding our client base and generating sufficient sales, we will become profitable. We cannot guarantee that this will ever occur. Our plan is to build our company in any manner which will be successful.

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

            * Previously filed

Reports on Form 8-K

    We filed no reports under cover of Form 8K for the fiscal quarter ended June 30, 2008.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 18, 2008.

BY DESIGN, INC.

By:	/s/ Deanie J. Underwood
Deanie J. Underwood
Chief Executive Officer, Chief Financial Officer and President (principal executive officer and principal financial and accounting officer)