Form 10-Q
period 2008-09-30
BY DESIGN INC
filed 2008-11-14
CIK 1334345

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   September 30, 2008

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-53220

By Design, Inc.
 (Exact Name of Registrant as specified in its charter)

Nevada	20-3305472
(State or other jurisdiction	(IRS Employer File Number)
of incorporation)

2519 East Kentucky Ave.
Denver, Colorado	80209
(Address of principal executive offices)	(zip code)

(303) 660-6964
 (Registrant's telephone number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]  No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer []	Accelerated filer []
Non-accelerated filer [] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes [  ]    No [X]

 The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, November 1, 2008, was 9,197,802.

FORM 10-Q

By Design, Inc.

TABLE OF CONTENTS

Page
PART I FINANCIAL INFORMATION
Item 1. Financial Statements for the period ended September 30, 2008	3
Consolidated Balance Sheet (Unaudited)	5
Consolidated Statements of Operations (Unaudited)	6
Consolidated Statements of Cash Flows (Unaudited)	7
Notes to Consolidated Financial Statements	9

Item 2. Management’s Discussion and Analysis and Plan of Operation	12
Item 3. Quantitative and Qualitative Disclosures About Market Risk	17
Item 4 Controls and Procedures	17
Item 4T. Controls and Procedures	17

PART II OTHER INFORMATION

Item 1. Legal Proceedings	16
Item 1A. Risk Factors	16
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3. Defaults Upon Senior Securities	24
Item 4. Submission of Matters to a Vote of Security Holders	24
Item 5. Other Information	24
Item 6. Exhibits	24

Signatures	25

PART I  FINANCIAL INFORMATION

For purposes of this document, unless otherwise indicated or the context otherwise requires, all references herein to “BYDE,” “By Design,” “we,” “us,” and “our,” refer to By Design, Inc., a Nevada corporation and our wholly-owned subsidiaries. Except as we might otherwise specifically indicate, all references us include our subsidiaries.

ITEM 1.  FINANCIAL STATEMENTS

BY DESIGN, INC.

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended September 30, 2008

By Design, Inc.
Consolidated Financial Statements
(Unaudited)

TABLE OF CONTENTS

Page

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated balance sheet	5
Consolidated statements of operation	6
Consolidated statements of cash flows	7
Notes to consolidated financial statements	9

BY DESIGN, INC.
CONSOLIDATED BALANCE SHEETS

		Sept. 30, 2008
	Dec. 31, 2007	(Unaudited)

ASSETS

Current assets
Cash	$28,434	$31,055
Accounts receivable	16,495	17,600
Inventory	41,109	52,725
Total current assets	86,038	101,380

Fixed assets	88,828	88,828
Less accumulated depreciation	(16,895)	(24,239)
Other assets	4,100	4,100
	76,033	68,689

Total Assets	$162,071	$170,069

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$825	$-
Related party payables	11,939
Related party advances	334,447	353,686
Accrued interest payable	20,070	35,370
Other liabilities	27,050	118,833
Total current liabilties	394,331	507,889

Total Liabilities	394,331	507,889

Stockholders' Equity
Preferred stock, $.01 par value;
1,000,000 shares authorized;
No shares issued & outstanding	-	-
Common stock, $.001 par value;
50,000,000 shares authorized;
9,197,802 shares issued
& outstanding	9,198	9,198
Additional paid in capital	88,903	48,903
Accumulated deficit	(330,361)	(395,921)

Total Stockholders' Equity	(232,260)	(337,820)

Total Liabilities and Stockholders' Equity	$162,071	$170,069

The accompanying notes are an integral part of the consolidated financial statements.

BY DESIGN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	Sept. 30, 2007	Sept. 30, 2008	Sept. 30, 2007	Sept. 30, 2008

Sales	$11,761	$36,030	$271,093	$341,073
Cost of goods sold	49,290	154,830	203,192	297,329

Gross profit	(37,529)	(118,800)	67,901	43,744

Operating expenses:
Amortization & depreciation	2,360	2,448	7,080	7,345
General and administrative	11,233	13,042	109,502	86,659
Write offs - inventory	80,500		80,500
	94,093	15,490	197,082	94,004

Income (loss) from operations	(131,622)	(134,290)	(129,181)	(50,260)

Other income (expense):
Interest income	1		17
Interest expense	(5,018)	(5,126)	(15,053)	(15,300)
Rebates
	(5,017)	(5,126)	(15,036)	(15,300)

Income (loss) before
provision for income taxes	(136,639)	(139,416)	(144,217)	(65,560)

Provision for income tax	-	-	-	-

Net income (loss)	$(136,639)	$(139,416)	$(144,217)	$(65,560)

Net income (loss) per share
(Basic and fully diluted)	$(0.01)	$(0.02)	$(0.02)	$(0.01)

Weighted average number of
common shares outstanding	9,197,802	9,197,802	9,197,802	9,197,802

The accompanying notes are an integral part of the consolidated financial statements.

BY DESIGN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	Sept. 30, 2007	Sept. 30, 2008

Cash Flows From Operating Activities:
Net income (loss)	$(144,217)	$(65,560)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Amortization & depreciation	7,080	7,345
Donated services	6,750
Accounts receivable	18,650	(1,106)
Inventory	7,959	(11,616)
Accrued payables	(31,188)	14,208
Write offs	80,500
Other assets
Other liabilities	24,725	92,050
Net cash provided by (used for)
operating activities	(29,741)	35,321

Cash Flows From Investing Activities:
Fixed assets	(11,817)
Net cash provided by (used for)
investing activities	(11,817)	-

(Continued On Following Page)

The accompanying notes are an integral part of the consolidated financial statements.

BY DESIGN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Continued From Previous Page)

	Nine Months	Nine Months
	Ended	Ended
	Sept. 30, 2007	Sept. 30, 2008

Cash Flows From Financing Activities:
Related party advances - borrowings	21,939	7,300
Distributions		(40,000)
Net cash provided by (used for)
financing activities	21,939	(32,700)

Net Increase (Decrease) In Cash	(19,619)	2,621

Cash At The Beginning Of The Period	43,042	28,434

Cash At The End Of The Period	$23,423	$31,055

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included in, Item 1 in this Quarterly Report on Form 10-Q. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements.

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management beliefs, and certain assumptions made by our management.  Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, variations of such words, and similar expressions are intended to identify such forward-looking statements.  These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements.  Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  However, readers should carefully review the risk factors set forth herein and in other reports and documents that we file from time to time with the Securities and Exchange Commission, particularly the Report on Form 10-SB, and Annual Reports on Form 10-KSB, Quarterly reports on Form 10-Q and any Current Reports on Form 8-K.

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

       For the three months ended September 30, 2008, sales were $36,030. For the three months ended September 30, 2007, sales were $11,761. For the nine months ended September 30, 2008, sales were $341,073. For the nine months ended September 30, 2007, sales were $271,093. We had more projects and larger projects in 2008 compared to 2007, which accounted for our higher revenue.

   While there were declining construction activities in the Denver area during the first nine months of 2008, our revenues increased from 2007 to 2008 primarily because we maintained the number of our existing projects and developed two special projects, which should keep us occupied for the next few months.

   For the three months ended September 30, 2008, cost of goods sold were $154,830, as compared to $49,290 for the three months ended September 30, 2007.    For the nine months ended September 30, 2008, cost of goods sold were $297,329, as compared to $203,192 for the nine months ended September 30, 2007. Costs of goods sold include all direct costs incurred in selling products. We do not separate sales of different product lines into operating segments. Our cost of goods increased for the three months ended September 30, 2008 compared to for the three months ended September 30, 2007 principally because of higher material costs and freight charges.

The difference between sales and cost of goods sold is gross profit. Our gross profit for the three months ended September 30, 2008, was ($118,800), as compared to gross profit for the three months ended September 30, 2007 of ($37,529). Our gross profit for the nine months ended September 30, 2008, was $43,744, as compared to gross profit for the nine months ended September 30, 2007 of $67,901.

   Operating expenses, which include depreciation and general and administrative expenses for the three months ended September 30, 2008 were $15,490. Our operating expenses for the three months ended September 30, 2007 were $94,093.  Operating expenses for the nine months ended September 30, 2008 were $94,004. Our operating expenses for the nine months ended September 30, 2007 were $197,082. The major components of operating expenses include rent, marketing costs, professional fees, which consist of legal and accounting costs, and telephone expenses. For the three  and nine months ended September 30, 2008, we had significantly lower general and administrative expenses, which was a result of better cost controls for marketing and professional fees.

   At September 30, 2008, we had one payable due to Ms. Underwood in the amount of $353,686 for working capital advances made to us. This payable is due on demand, is an oral agreement and is unsecured.  In 2007 we agreed to accrue interest on the advances at 6% per annum. We have no ability at the current time to repay related party advances. In the event that we need additional capital, Ms. Underwood has agreed to loan such funds as may be necessary through December 31, 2008 for working capital purposes.

   As a result of the foregoing, we had a net loss of $139,416 ($0.02 per share) for the three months ended September 30, 2008 compared to a net loss of $136,639 ($0.01 per share) for the three months ended September 30, 2007. We had a net loss of $65,560 ($0.01 per share) for the nine months ended September 30, 2008 compared to a net loss of $144,217 ($0.02 per share) for the nine months ended September 30, 2007.

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

Liquidity and Capital Resources

As of September 30, 2008, we had cash or cash equivalents of $31,055, compared to $23,423 in cash or cash equivalents as of September 30, 2007.

Net cash provided by operating activities was $35,321 for the nine months ended September 30, 2008 compared net cash used for operating activities of $29,741 for the nine months ended September 30, 2007.

Cash flows used for investing activities were $-0- for the nine months ended September 30, 2008 and $11,817 (for the purchase of a fixed asset) for the nine months ended September 30, 2007.

Cash flows used for financing activities were $32,700 for the nine months ended September 30, 2008 compared to cash flows provided by financing activities of $21,939 for the nine months ended September 30, 2007. These cash flows were all related to borrowings from a related party.

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

Our principal source of liquidity will be our operations. We expect variation in revenues to account for the difference between a profit and a loss. Also business activity is closely tied to the economy of Denver and the U.S. economy. Because we currently only sell stone products, a slow down in purchases of construction materials could have a negative impact to our business. We were profitable for the three months ended September 30, 2008. However, we have no idea to what extent the economic situation may affect us for fiscal year 2008, although we have started our fiscal year with two projects which could provide substantial sales and which will occupy most of 2008. In any case, we try to operate with minimal overhead. Our primary activity will be to seek to develop clients and, consequently, our sales. If we succeed in expanding our client base and generating sufficient sales, we will become profitable. We cannot guarantee that this will ever occur. Our plan is to build our company in any manner which will be successful.

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

In the next twelve months, we do not intend to spend any material funds on research and development and do not intend to purchase any large equipment.

Recently Issued Accounting Pronouncements

We do not expect the adoption of any recently issued accounting pronouncements to have a significant impact on our net results of operations, financial position, or cash flows.

Seasonality

We do not expect our sales to be impacted by seasonal demands for our products and services.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

ITEM 4. CONTROLS AND PROCEDURES

Not applicable

ITEM 4T. CONTROLS AND PROCEDURES

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

This report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Identified in connection with the evaluation required by paragraph (d) of Rule 240.13a-15 or Rule 240.15d-15 of this chapter that occurred during the registrant’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS

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

We had a net loss of $139,416 on revenues of $36,030 for the three months ended September 30, 2008, compared to a net loss of $136,639 on revenues of $11,761 for the three months ended September 30, 2007. We had a net loss of $65,560 on revenues of $341,073 for the nine months ended September 30, 2008, compared to a net loss of $144,217 on revenues of $271,093 for the nine months ended September 30, 2007. We cannot assure you that we will generate profits in the future, even if our sales increase dramatically. We will need to generate greater revenues and improved margins to achieve and maintain profitability in the future. If our operating losses continue on a long-term basis, we may experience a shortage of working capital that could adversely affect our business or our ability to continue our business, in which case our

Because we had incurred continuing operating losses, our accountants have expressed doubts about our ability to continue as a going concern.

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

The industry in which we operate are highly competitive. Our principal competitors are larger and have greater financial resources than we do.

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

There has been, and continues to be, a limited public market for our common stock. Although our common stock is quoted in the Bulletin Board, an active trading market for our shares has not, and may never develop or be sustained. If you purchase shares of common stock, you may not be able to resell those shares at or above the initial price you paid. The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, including the following:

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

Of our total outstanding shares as of November 1, 2008, a total of 9,000,000, or approximately 98%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

As restrictions on resale end, the market price of our stock could drop significantly if the holders of restricted shares sell them or are perceived by the market as intending to sell them.

Because our stock is traded on the Bulletin Board, it has a limited public trading market. As a result, it may be difficult or impossible for you to liquidate your investment.

While our common stock currently is listed for trading, we have had only a few trades. We are quoted on the Bulletin Board. We cannot assure that such a market will improve in the future, even if our securities are listed on the NASD Bulletin Board. The NASD Bulletin Board requires that we be a reporting company under the Securities Exchange Act of 1934. However, we cannot guarantee that we will be accepted for listing on the NASD Bulletin Board. Further, we cannot assure that an investor will be able to liquidate his investment without considerable delay, if at all. If a more active market does develop, the price may be highly volatile. Our limited operating history, lack of profitability, negligible stock liquidity, potential extreme price and volume fluctuations, and regulatory burdens may have a significant impact on the market price of the common stock. It is also possible that the relatively low price of our common stock may keep many brokerage firms from engaging in transactions in our common stock.

Applicable SEC rules governing the trading of “Penny Stocks” limit the liquidity of our common stock, which may affect the trading price of our common stock.

Our common stock is currently quoted on the Bulletin Board.  Since our common stock continues to trade well below $5.00 per share, our common stock is considered a “penny stock” and is subject to SEC rules and regulations that impose limitations upon the manner in which our shares can be publicly traded.  These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock and the associated risks.  Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination for the purchaser and receive the written purchaser’s agreement to a transaction prior to purchase.  These regulations have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
    None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
    None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
    None

ITEM 5.  OTHER INFORMATION
              None

ITEM 6.  EXHIBITS

Exhibit No.	Description

3.1*	Articles of Incorporation of By Design, Inc.*
3.2*	Bylaws of By Design, Inc.*
4.1*	Stock Specimen *
21.1*	List of Subsidiaries*
31.1	Certification of CEO/CFO pursuant to Sec. 302
32.1	Certification of CEO/CFO pursuant to Sec. 906

            * Previously filed

Reports on Form 8-K

We filed no under cover of Form 8K for the fiscal quarter ended September 30, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on NOVEMBER 14, 2008.

BY DESIGN, INC.

By:	/s/ Deanie J. Underwood
Deanie J. Underwood
Chief Executive Officer, Chief Financial Officer and President (principal executive officer and principal financial and accounting officer)