Form 10-K
period 2008-12-31
BY DESIGN INC
filed 2009-03-30
CIK 1334345

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   December 31, 2008

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-52330

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

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes []   No [X].

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes [] No [X].

Indicate by check mark whether the registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X]    No: [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer []	Accelerated filer []
Non-accelerated filer [] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes []   No [X].

The aggregate market value of the voting stock held by nonaffiliates is approximately $80,000.  The number of shares outstanding of the Registrant's common stock, as of the latest practicable date:  March 25, 2009, was 9,197,802.

FORM 10-K

By Design, Inc.

INDEX

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

Organization

       As of December 31, 2008, we are comprised of one corporation with one majority-owned subsidiary, Stone Select, LLC., and a wholly-owned subsidiary, Stone Select Imports, Inc.  Unaffiliated third parties, Craig and Susie Bush, collectively own 49% of Stone Select, LLC.  We have ownership and voting control of 51% of Stone Select, LLC.  All of our operations are conducted through Stone Select, LLC. Stone Select Imports, Inc. currently has no operations, and we have no plans to conduct any operations in the future.

Operations

Our original focus is in the Denver, Colorado metropolitan area, but we plan to expand throughout the State of Colorado. We focus in the broad area of interior design for homes, including the wholesale and in retail sales of imported stone, decorative iron, and carved wood furniture. Our activities include both working with remodeling projects by contractors and new construction by real estate developers. We can act as a fee-based consultant to our clients in their various projects. We can market interior design consulting services to real estate developers for their real estate projects. The sale of these consulting services includes our recommendations for the purchase of accessories to be placed in the spaces where we may assemble the interiors. These consulting services and associated products will be sold through By Design, Inc. We plan to charge a fixed hourly fee to be negotiated on a case-by-case basis. We would also mark up the cost of any products which we would sell in connection with our interior design consulting services. We currently have no active projects and generate no revenue in By Design, Inc.

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

At the present time, we have no plans to raise any additional funds within the next twelve months. Any working capital will be expected to be generated from internal operations. In the event that we need additional capital, Ms. Underwood has agreed to loan such funds as may be necessary through December 31, 2009 for working capital purposes. However, we reserve the right to examine possible additional sources of funds, including, but not limited to, equity or debt offerings, borrowings, or joint ventures. Limited market surveys have never been conducted to determine demand for our products and services. Therefore, there can be no assurance that any of its objectives will be achieved.

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

With respect to our four main clients, we rely upon them collectively for a majority of our revenues. In 2008, sales to Stone Select, LLC.’s four largest customer were approximately 55% of its total net sales, with the largest customer accounting for approximately 20% of sales, and the others between 10% and 13%. In 2007, sales to Stone Select, LLC.’s four largest customer were also approximately 55% of its total net sales, with the largest customer accounting for approximately 20% of sales, and the others between 10% and 13%. Each of these four developers builds custom homes in the three to twelve million dollar price range and are affected by market trends in that segment of the real estate industry. We believe that we have a good relationship with each of them. Mr. Craig Bush, who, with his wife, own 49% of Stone Select, LLC., provides architectural services to our clients from time to time. However, their use of our products remains dependent upon their ability to market homes. We also receive referrals from contractors for remodeling and new construction.

Backlog

At December 31, 2008, we had no backlogs.

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

Item 1A. RISK FACTORS.

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

We have had a history of losses.  Although we are most recently profitable, our losses may continue in the future.  We have a negative stockholders equity. As a result, we may never sustain profitability on a consistent basis, and we could go out of business.

Our revenues for the fiscal year ended December 31, 2007 were $297,498. We had a net loss of $221,750 for this period. Our revenues for the fiscal year ended December 31, 2008 were $610,992. We had a net profit of $61,217                     for this period. We have had a history of losses because we were unable to generate sufficient revenues to be profitable. At December 31, 2007 we had negative stockholders equity of $232,260. At December 31, 2008 we had negative stockholders equity of $211,043. We have been profitable in our most recent fiscal year. We cannot guarantee that we will continue to be a profitable company. We may never become profitable on a consistent basis, and, as a result, we could go out of business.

Because we had incurred continuing operating losses, our accountants have expressed doubts about our ability to continue as a going concern.

For the fiscal years ended December 31, 2008 and 2007, our accountants have expressed doubt about our ability to continue as a going concern as a result of our continued net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

●	our ability to locate clients who will purchase our products and use our services; and

●	our ability to generate significant revenues.

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

We are only minimally capitalized. Because we are only minimally capitalized, we expect to experience a lack of liquidity for the foreseeable future in our ongoing operations. We will adjust our expenses as necessary to prevent cash flow or liquidity problems. However, we expect we will need additional financing of some type, which we do not now possess, to fully develop our operations. We expect to rely principally upon our ability to raise additional financing, the success of which cannot be guaranteed. We will look at both equity and debt financing, including loans from our principal shareholder. However, at the present time, we have no definitive plans for financing in place, other than the funds which have previously been loaned to us by Ms. Underwood. In the event that we need additional capital, Ms. Underwood has agreed to loan such funds as may be necessary through December 31, 2009 for working capital purposes. To the extent that we experience a substantial lack of liquidity, our development in accordance with our proposed plan may be delayed or indefinitely postponed, our operations could be impaired, we may never become profitable, fail as an organization, and our investors could lose some or all of their investment.

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

Our operations will depend, among other things, upon our ability to develop and to market our services and products to the residential and commercial builders. We market interior and exterior design consulting services to real estate developers and builders for their real estate projects. The sale of these consulting services includes our recommendations for the purchase of accessories and architectural elements to be included or placed in the residential and commercial spaces, as built or retrofitted. These consulting services and associated products will be sold through By Design, Inc.  Our subsidiary, known as Stone Select, LLC, markets hand-carved interior and exterior natural stone ornamentation and architectural elements. Stone Select, LLC’s principal products consist of fireplace surrounds, kitchen range hoods, flooring, base and case trim materials, exterior ornamentation, fountains, planters, , and exterior window and door surrounds. At the present time, most of the sales of Stone Select, LLC come from natural stone fireplace surrounds, kitchen range hoods, and trim materials. At the present time, most of the sales of Stone Select, LLC come from fireplace surrounds, kitchen range hoods, and trim materials. If we cannot find a combination of sufficient customers for our consulting services and purchasers of the hand-carved interior and exterior natural stone ornamentation and architectural elements sold through Stone Select, LLC, we may have difficulty maintaining profitability. An investor could lose his entire investment.

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

There are factors beyond our control which may adversely affect us. Any, all, or a combination of general market conditions and changing consumer tastes could cause an investor could lose his entire investment

Our operations may also be affected by factors which are beyond our control, principally general market conditions and changing consumer tastes.  Any of these problems, or a combination thereof, could have affect on our viability as an entity. We may not maintain profitability, fail as an organization, and our investors could lose some or all of their investment.

Intense competition in our market could prevent us from developing revenue and prevent us from achieving annual profitability. In either situation, we may not maintain profitability, fail as an organization, and our investors could lose some or all of their investment.

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

We currently have only two main suppliers.  The loss of either would have a negative effect on our business.

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

The industry in which we operate are highly competitive. Our principal competitor is larger and has greater financial resources than we do.

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

We have certain key customers.

Our relationships with certain key residential building customers are important to us and our subsidiary, Stone Select, LLC. Stone Select, LLC. has four major customers. In 2008, sales to Stone Select, LLC.’s four largest customer were approximately 55% of its total net sales, with the largest customer accounting for approximately 20% of sales, and the others between 10% and 13%. In 2007, sales to Stone Select, LLC.’s four largest customer were also approximately 55% of its total net sales, with the largest customer accounting for approximately 20% of sales, and the others between 10% and 13%. Although Stone Select, LLC. sells various types of products through various channels of distribution, we believe that the loss of a substantial portion of Stone Select, LLC.’s sales to residential builders could have a significant affect impact on our ability to be profitable.

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

There has been, and continues to be, a limited public market for our common stock. Although our common stock is quoted on the Over-the-Counter Bulletin Board, an active trading market for our shares has not, and may never develop or be sustained. If you purchase shares of common stock, you may not be able to resell those shares at or above the initial price you paid. The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, including the following:

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

Of our total outstanding shares as of March 25, 2009, a total of 9,000,000, or approximately 98%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

As restrictions on resale end, the market price of our stock could drop significantly if the holders of restricted shares sell them or are perceived by the market as intending to sell them.

Because our stock is traded on the Over-the-Counter Bulletin Board, it has a limited public trading market. As a result, it may be difficult or impossible for you to liquidate your investment.

While our common stock currently is listed for trading, we have had only a few trades. We are quoted on the Over-the-Counter Bulletin Board. We cannot assure that such a market will improve in the future, even if our securities are listed on the NASD Bulletin Board. The NASD Bulletin Board requires that we be a reporting company under the Securities Exchange Act of 1934. However, we cannot guarantee that we will be accepted for listing on the NASD Bulletin Board. Further, we cannot assure that an investor will be able to liquidate his investment without considerable delay, if at all. If a more active market does develop, the price may be highly volatile. Our limited operating history, lack of profitability, negligible stock liquidity, potential extreme price and volume fluctuations, and regulatory burdens may have a significant impact on the market price of the common stock. It is also possible that the relatively low price of our common stock may keep many brokerage firms from engaging in transactions in our common stock.

Applicable SEC rules governing the trading of “Penny Stocks” limit the liquidity of our common stock, which may affect the trading price of our common stock.

Our common stock is currently quoted on the Over-the-Counter Bulletin Board.  Since our common stock continues to trade well below $5.00 per share, our common stock is considered a “penny stock” and is subject to SEC rules and regulations that impose limitations upon the manner in which our shares can be publicly traded.  These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock and the associated risks.  Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination for the purchaser and receive the written purchaser’s agreement to a transaction prior to purchase.  These regulations have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Holders

   As of March 25, 2009, there were 83 record holders of our common stock and there were 9,197,802 shares of our common stock outstanding.

Market Information

   Our shares of common stock are quoted on the Over-the-Counter Bulletin Board under the trading symbol BYDE. The shares became trading on July 25, 2006 but there is no extensive history of trading. The bid and asked price has been $ 0.25 and $1.10 during the entire time the shares have been quoted. The quotations reflect interdealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

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

-	contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the bid and ask price;

-	contains a toll-free telephone number for inquiries on disciplinary actions;

-	defines significant terms in the disclosure document or in the conduct of trading penny stocks; and

-	contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation;

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

-	the bid and offer quotations for the penny stock;

-	the compensation of the broker-dealer and its salesperson in the transaction;

-	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

-	monthly account statements showing the market value of each penny stock held in the customer's account
.
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

ITEM 6. SELECTED FINANCIAL DATA

A smaller reporting company is not required to provide the information in this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          This Management’s Discussion and Analysis contains forward-looking statements that involve future events, our future performance and our expected future operations and actions. In some cases, you can identify forward-looking statements by the use of words such as “may”, “will”, “should”, “anticipate”, “believe”, “expect”, “plan”, “future”, “intend”, “could”, “estimate”, “predict”, “hope”, “potential”, “continue”, or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including, but not limited to, the matters discussed in this report under the caption “Risk Factors”. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this prospectus. We undertake no obligation to publicly update any forward looking-statements, whether as a result of new information, future events or otherwise.

    The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes included in this report.

The following table provides selected financial data about us for the years ended December 31, 2008 and 2007. For detailed financial information, see the audited Financial Statements included in this document.

Balance Sheet Data: 12/31/08

Cash	$39,979
Total assets	$196,481
Total liabilities	$407,524
Shareholders' equity	$(211,043)

Operating Data: 12/31/08

Revenue	$610,992
Operating Expenses	$138,604
Net Income	$61.217

Balance Sheet Data: 12/31/07

Cash	$28,434
Total assets	$162,071
Total liabilities	$394,331
Shareholders' equity	$(232,361)

Operating Data: 12/31/07

Revenue	$297,498
Operating Expenses	$283,176
Net Loss	$221,750

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

 For the twelve months ended December 31, 2008, sales were $610,992. For the twelve months ended December 31, 2007, sales were $297,498. We were involved in fewer projects in 2008 compared to 2007 but generated more revenue.

Our revenues increased from 2007  to 2008 primarily because of one construction project in the Denver area. We had no revenues from our interior design consulting operated through By Design, Inc. We currently have no active projects and generate no revenue in our By Design, Inc. but continue to look for potential projects.  Our ability to attract new clients is related to our marketing efforts, including the use of referrals.

For the twelve months ended December 31, 2008, cost of goods sold were $390,760, as compared to $221,496 for the twelve months ended December 31, 2007. Costs of goods sold include all direct costs incurred in selling products. In addition, in 2007, we wrote off a substantial portion of our inventory, which is shown as a separate line item. We do not separate sales of different product lines into operating segments. Our cost of goods increased in 2008 compared to 2007 principally because of higher material costs.

The difference between sales and cost of goods sold is gross profit. Our gross profit for the twelve months ended December 31, 2008, was $220,232 as compared to gross profit for the twelve months ended December 31, 2007 of $76,002.

Operating expenses, which include depreciation and general and administrative expenses for the twelve months ended December 31, 2008 were $138,604. Our operating expenses for the twelve months ended December 31, 2007 were $283,176. The major components of operating expenses include rent, marketing costs, professional fees, which consist of legal and accounting costs, and telephone expenses. In 2008, we had significantly lower general and administrative expenses, which was a result of better cost controls for marketing and professional fees. However, we took a write-down of inventory in 2007 in the amount of $153,384. We sold the inventory on a liquidation basis. We have no other material inventory write-offs which we anticipate in the future.

Each at December 31, 2007 and December 31, 2008, we had one payable due to Ms. Underwood for $334,447 and $341,747, respectively, for working capital advances made to us. This payable is due on demand, is an oral agreement and unsecured.  In 2007 we agreed to accrue interest on the advances at 6% per annum. Interest expense under this agreement in 2008 was $20,411 with accrued interest payable at December 31, 2008 in the same amount. We have no ability at the current time to repay related party advances. In the event that we need additional capital, Ms. Underwood has agreed to loan such funds as may be necessary through December 31, 2009 for working capital purposes.

As a result of the foregoing, we had net income of $61,217 ($0.01 per share) for the twelve months ended December 31, 2008 compared to a net loss of $221,750 (-$0.02 per share) for the twelve months ended December 31, 2007.

We believe that the potential sales for 2009 does not look better than 2008 because the declining construction market. As a result, our potential sales could be closer to our 2006 numbers than those of 2008. However, it is too early to predict with certainty. We currently have a policy of acquiring inventory for specific projects, as opposed to ordering the inventory and attempting to market it.  Also, we feel that we have implemented better controls over our operating expenses. Because we do not pay salaries, operating expenses are expected to remain fairly constant with respect to sales except for costs associated with marketing. Hence each additional sale and correspondingly the gross profit of such sale have minimal offsetting operating expense. Thus, additional sales should become a profit at a higher return on sales rates as a result of not needing to expand our operational expenses at the same pace. We plan to continue to focus our marketing on the Denver Metropolitan area through referrals for 2008, so we do not believe that our marketing costs will increase substantially through the second quarter of 2009.

To try to operate at a break-even level based upon our current level of anticipated business activity, we believe that we must generate approximately $500,000 in revenue per year. However, if our forecasts are inaccurate, we will need to raise additional funds. In the event that we need additional capital, Ms. Underwood has agreed to loan such funds as may be necessary through December 31, 2009 for working capital purposes.

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

Liquidity and Capital Resources

As of December 31, 2008, we had cash or cash equivalents of $39,979 compared to $28,434 in cash or cash equivalents as of December 31, 2007.

Net cash provided by operating activities was $44,245 for the twelve months ended December 31, 2008 compared to net cash used for operating activities of $13,940 for the twelve months ended December 31, 2007.

Cash flows used for investing activities were $-0- for the twelve months ended December 31, 2008 compared to $11,668 for the twelve months ended December 31, 2007. All consisted of purchases of fixed assets, which consisted of a truck and a forklift.

Cash flows used for financing activities were $32,700 for the twelve months ended December 31, 2008 compared to cash flows provided by financing activities of $11,000 for the twelve months ended December 31, 2007. These cash flows were all related to borrowings from related parties.

We believe that we have sufficient capital in the short term for our current level of operations. This is because we believe that we can attract sufficient product sales and services within our present organizational structure and resources to become profitable in our operations. Additional resources would be needed to expand into additional locations, which we have no plans to do at this time. We do not anticipate needing to raise additional capital resources in the next twelve months. In the event that we need additional capital, Ms. Underwood has agreed to loan such funds as may be necessary through December 31, 2009 for working capital purposes.

Our principal source of liquidity will be our operations. We expect variation in revenues to account for the difference between a profit and a loss. Also business activity is closely tied to the economy of Denver and the U.S. economy. Because we currently only sell stone products, a slow down in purchases of construction materials has had a negative impact to our business in the latter half of 2008. We have no idea to what extent this may affect us in 2009, but do not expect construction activity to increase. In any case, we try to operate with minimal overhead. Our primary activity will be to seek to develop clients and, consequently, our sales. If we succeed in expanding our client base and generating sufficient sales, we will become profitable. We cannot guarantee that this will ever occur. Our plan is to build our company in any manner which will be successful.

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

         Currently, we believe that we have sufficient capital or access to capital to implement our proposed business operations or to sustain them for the next twelve months. In the event that we need additional capital, Ms. Underwood has agreed to loan such funds as may be necessary through December 31, 2009 for working capital purposes.

If we can sustain profitability, we could operate at our present level indefinitely.

To date, we have never had any discussions with any possible acquisition candidate nor have we any intention of doing so.

Proposed Milestones to Implement Business Operations

      At the present time, we are operating from one location in the Denver Metropolitan area. Our plan is to make our operation profitable at the end of our fiscal year 2009. We estimate that we must generate approximately $500,000 in sales per year to be profitable.

      We believe that we can be profitable or at break even at the end of the current fiscal year, assuming sufficient sales. Based upon our current plans, we have adjusted our operating expenses so that cash generated from operations and from working capital financing is expected to be sufficient for the foreseeable future to fund our operations at our currently forecasted levels. To try to operate at a break-even level based upon our current level of anticipated business activity, we believe that we must generate approximately $500,000 in revenue per year. However, if our forecasts are inaccurate, we will need to raise additional funds. In the event that we need additional capital, Ms. Underwood has agreed to loan such funds as may be necessary through December 31, 2009 for working capital purposes

On the other hand, we may choose to scale back our operations to operate at break-even with a smaller level of business activity, while adjusting our overhead to meet the revenue from current operations . In addition, we expect that we will need to raise additional funds if we decide to pursue more rapid expansion, the development of new or enhanced services and products, appropriate responses to competitive pressures, or the acquisition of complementary businesses, or if we must respond to unanticipated events that require us to make additional investments. We cannot assure that additional financing will be available when needed on favorable terms, or at all.

We might incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect approximately $500,000 in operating costs over the next twelve months. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues or additional financing when needed could cause us to go out of business

In the event that we need additional capital, Ms. Underwood has agreed to loan such funds as may be necessary through December 31, 2009 for working capital purposes. Otherwise, no commitments to provide additional funds have been made by management or current shareholders. There is no assurance that additional funds will be made available to us on terms that will be acceptable, or at all, if and when needed. We expect to continue to generate and increase sales, but there can be no assurance we will generate sales sufficient to continue operations or to expand.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

A smaller reporting company is not required to provide the information in this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements of commencing on page F-1 are included with this prospectus.  These financial statements have been prepared on the basis of accounting principles generally accepted in the United States and are expressed in US dollars.

BY DESIGN, INC.

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007,
& December 31, 2008
(Audited)

BY DESIGN, INC.
Consolidated Financial Statements

TABLE OF CONTENTS

Page

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM	21

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated balance sheets	22
Consolidated statements of operations	23
Consolidated statements of stockholders’ equity	24
Consolidated statements of cash flows	25
Notes to consolidated financial statements	27

RONALD R. CHADWICK, P.C.
Certified Public Accountant
2851 South Parker Road, Suite 720
Aurora, Colorado  80014
Telephone (303)306-1967
Fax (303)306-1944
Email: rcpc35@hotmail.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
By Design, Inc.
Denver, Colorado

I have audited the accompanying consolidated balance sheets of By Design, Inc. as of December 31, 2007 and 2008, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of By Design, Inc. as of December 31, 2007 and 2008, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements the Company has suffered recurring losses from operations and has a working capital deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado                                    /s/ Ronald R. Chadwick, P.C.
March 25, 2009                                                                                                        RONALD R. CHADWICK, P.C.

BY DESIGN, INC.
CONSOLIDATED BALANCE SHEETS

	Dec. 31, 2007	Dec. 31, 2008

ASSETS

Current assets
Cash	$28,434	$39,979
Accounts receivable	16,495	49,153
Inventory	41,109	41,109
Total current assets	86,038	130,241

Fixed assets	88,828	88,828
Less accumulated depreciation	(16,895)	(26,688)
Other assets	4,100	4,100
	76,033	66,240

Total Assets	$162,071	$196,481

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$825	$4,495
Related party payables	11,939	11,939
Related party advances	334,447	341,747
Accrued interest payable	20,070	40,481
Other liabilities	27,050	8,862
Total current liabilties	394,331	407,524

Total Liabilities	394,331	407,524

Stockholders' Equity
Preferred stock, $.01 par value;
1,000,000 shares authorized;
No shares issued & outstanding	-	-
Common stock, $.001 par value;
50,000,000 shares authorized;
9,197,802 shares issued
& outstanding	9,198	9,198
Additional paid in capital	88,903	48,903
Accumulated deficit	(330,361)	(269,144)

Total Stockholders' Equity	(232,260)	(211,043)

Total Liabilities and Stockholders' Equity	$162,071	$196,481

The accompanying notes are an integral part of the consolidated  financial statements.

BY DESIGN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	Dec. 31, 2007	Dec. 31, 2008

Sales	$297,498	$610,992
Cost of goods sold	221,496	390,760

Gross profit	76,002	220,232

Operating expenses:
Amortization & depreciation	9,057	9,793
General and administrative	120,735	128,811
Write offs - inventory	153,384
	283,176	138,604

Income (loss) from operations	(207,174)	81,628

Other income (expense):
Interest income	318
Interest expense	(20,070)	(20,411)
Rebates	5,176
	(14,576)	(20,411)

Income (loss) before
provision for income taxes	(221,750)	61,217

Provision for income tax	-	-

Net income (loss)	$(221,750)	$61,217

Net income (loss) per share
(Basic and fully diluted)	$(0.02)	$0.01

Weighted average number of
common shares outstanding	9,197,802	9,197,802

The accompanying notes are an integral part of the consolidated  financial statements.

BY DESIGN, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock				Stock-
		Amount	Paid in	Accumulated	holders'
	Shares	($.001 Par)	Capital	Deficit	Equity

Balances at December 31, 2006	9,197,802	$9,198	$79,903	$(108,611)	$(19,510)

Donated services - officers			9,000		9,000

Net income (loss) for the period				(221,750)	(221,750)

Balances at December 31, 2007	9,197,802	$9,198	$88,903	$(330,361)	$(232,260)

Distributions			(40,000)		(40,000)

Net income (loss) for the period				61,217	61,217

Balances at December 31, 2008	9,197,802	$9,198	$48,903	$(269,144)	$(211,043)

The accompanying notes are an integral part of the consolidated  financial statements.

BY DESIGN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	Dec. 31, 2007	Dec. 31, 2008

Cash Flows From Operating Activities:
Net income (loss)	$(221,750)	$61,217

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Amortization & depreciation	9,057	9,793
Donated services	9,000
Accounts receivable	42,530	(32,658)
Inventory	(33,495)
Accrued payables	284	24,081
Write offs	153,384
Other assets
Other liabilities	27,050	(18,188)
Net cash provided by (used for)
operating activities	(13,940)	44,245

Cash Flows From Investing Activities:
Fixed assets	(11,668)
Net cash provided by (used for)
investing activities	(11,668)	-

(Continued On Following Page)

The accompanying notes are an integral part of the consolidated  financial statements.

BY DESIGN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued From Previous Page)

	Year Ended	Year Ended
	Dec. 31, 2007	Dec. 31, 2008

Cash Flows From Financing Activities:
Related party advances - borrowings	11,000	7,300
Paid in capital - distributions		(40,000)
Net cash provided by (used for)
financing activities	11,000	(32,700)

Net Increase (Decrease) In Cash	(14,608)	11,545

Cash At The Beginning Of The Period	43,042	28,434

Cash At The End Of The Period	$28,434	$39,979

Schedule Of Non-Cash Investing And Financing Activities
None

Supplemental Disclosure

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the consolidated  financial statements.

BY DESIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2008

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

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At December 31, 2007 and 2008 the Company had no balance in its allowance for doubtful accounts.

Property and equipment

Property and equipment are recorded at cost and depreciated under the straight line method over each item's estimated useful life.

Minority Interest

The Company’s subsidiary has minority members, representing ownership interests of 49% at December 31, 2007 and 2008.  Allocation of their proportionate net losses beyond $100 would result in negative capital accounts. Accordingly, their investment is shown as $0 at

BY DESIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2008

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued):

December 31, 2007 and 2008 and all losses subsequent to the minority members' capital accounts reaching zero have been charged to the majority member. Gains have also been credited to the majority member, until such time as the minority members' capital accounts exceed zero.

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

Advertising costs

Advertising costs are expensed as incurred. The Company recorded $6,100 in advertising costs in 2007 and none in 2008.

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
December 31, 2007 and 2008

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

NOTE 2. RELATED PARTY TRANSACTIONS

The Company at December 31, 2007 and 2008 had a payable due to a Company officer for $334,447 and $341,747 for due on demand, unsecured, working capital advances made to the Company. Prior to 2007 the advances were non-interest bearing. In 2007 the Company agreed to accrue interest on the advances at 6% per annum. Interest expense under this agreement in 2007 and 2008 was $20,070 and $20,411 with accrued interest payable at December 31, 2007 of $20,070 and $40,481. The Company also recorded compensation expense of $500 per month in 2007 for administrative and management services donated to the Company by officers, and $250 per month for office space donated by an officer. Total donated services expense for 2007 was $9,000.

BY DESIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2008

NOTE 3. INCOME TAXES

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

At December 31, 2007 and 2008 the Company had net operating loss carryforwards of approximately $126,000 and $107,000 which begin to expire in 2025. The deferred tax asset of $49,000 and $42,000 created by the net operating losses has been offset by a 100% valuation allowance. The change in the valuation allowance in 2007 and 2008 was $17,101 and $(7,081).

NOTE 4. FIXED ASSETS

Fixed asset values recorded at cost are as follows:

	2007	2008

Furniture & fixtures	$9,927	$9,927
Shop equipment	6,420	6,420
Computer equipment	4,928	4,928
Leasehold improvements	67,553	67,553
	88,828	88,828
Less accumulated depreciation	(16,895)	(26,688)
Total	$71,933	$62,140

Depreciation expense in 2007 and 2008 was $9,057 and $9,793.

NOTE 5. LEASE COMMITMENT

The Company rents office space at $1,500 per month under a verbal lease, and yard and warehouse space at approximately $2,100 per month plus costs under a non-cancellable lease with no renewal option expiring in March 2010. Rent expense under all leases for 2007 and 2008 was $54,725 and $47,473. Minimum future rent expenses by year from December 31, 2008 forward under the leases are: 2009 $25,536, and 2010 $6,384, or $31,920 total.

NOTE 6. GOING CONCERN

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

ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act).   Accordingly, we concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act were effective as of December 31, 2008 to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-(f) under the Exchange Act. Our internal control over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U. S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

i.            pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
ii.            provide reasonable assurance that transactions are recorded as necessary to permit the preparation of our  consolidated financial statements in  accordance with U. S. generally accepted accounting principles, and  that our receipts and expenditures are being made only in accordance with  authorizations of our management and directors; and
iii.           provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Management has concluded that our internal control over financial reporting was effective as December 31, 2008.

Inherent Limitations Over Internal Controls

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations, including the possibility of human error and circumvention by collusion or overriding of controls. Accordingly, even an effective internal control system may not prevent or detect material misstatements on a timely basis. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting.

We have made no change in our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report on Form 10-K affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Nothing to report.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Set forth below are the names of our sole director and officer, all positions and offices held with us, the period during which she has served as such, and the business experience during at least the last five years:

Name	Age	Positions and Offices Held

Deanie J. Underwood	53	President, Chief Executive Officer, Secretary-Treasurer, Chief Financial Office and Director

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

             Ms. Underwood has been our President, Chief Executive and Financial Officer, Treasurer and a Director since our inception.  She has been involved in this business since 1996, through our unincorporated predecessor. This has been her principal occupation during this period. She has been the Corporate Secretary since March, 2009, after the resignation of Mr. Bradley C. Underwood.

Committees of the Board of Directors

There are no committees of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “34 Act”) requires our officers and directors and persons owning more than ten percent of the Common Stock, to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Additionally, Item 405 of Regulation S-K under the 34 Act requires us to identify in its Form 10-K and proxy statement those individuals for whom one of the above referenced reports was not filed on a timely basis during the most recent year or prior years. We have nothing to report in this regard.

Code of Ethics

Our Board of directors has not adopted a code of ethics but plans to do so in the future.

Options/SAR Grants and Fiscal Year End Option Exercises and Values

We have not had a stock option plan or other similar incentive compensation plan for officers, directors and employees, and no stock options, restricted stock or SAR grants were granted or were outstanding at any time.

Item 11. EXECUTIVE COMPENSATION

None of our officers or director received or was entitled to receive remuneration in excess of $100,000 for the fiscal years ended December 31, 2008, 2007 or 2006. Our officers and directors do not receive any compensation for their services rendered to us, nor have they received such compensation in the past.  As of the date of this registration statement, we have no funds available to pay the officers and directors.  Further, the officers and directors are not accruing any compensation pursuant to any agreement with us. We have no plans to pay any compensation to our officers or directors in the future.

None of our officers and directors will receive any finder’s fee, either directly or indirectly, as a result of their respective efforts to implement our business plan outlined herein.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of its employees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following sets forth the number of shares of our $.0.001 par value common stock beneficially owned by (i) each person who, as of March 25, 2009, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Directors and (iii) our Officers and Directors as a group. A total of 9,197,802 shares of common stock were issued and outstanding as of March 25, 2009.

Name and Address	Amount and Nature of	Percent of
of Beneficial Owner	Beneficial Ownership (1)(2)	Class

Deanie J. Underwood(3)	4,400,702	48%
2519 East Kentucky Ave.
Denver, Colorado 80209

Bradley C. Underwood(3)	4,400,702	48%
2519 East Kentucky Ave.
Denver, Colorado 80209

All Officers and Directors as a Group (one person)	4,400,702	48%
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We currently occupy office space on a rent-free basis from one of our former officers, Mr. Bradley Underwood, which is also Mr. Underwood’s home.

Our subsidiary, Stone Select, LLC, has a 1,200 square foot showroom and a 3,000 square foot warehouse. We rent the showroom from an unaffiliated third party for $1,500 per month on a month-to-month lease. We rent the warehouse from an unaffiliated third party for $2,700 per month on a two year lease which expires April, 2009.

Each at December 31, 2007 and December 31, 2008, we had one payable due to Ms. Underwood for $334,447 and $341,747, respectively, for working capital advances made to us. This payable is due on demand, is an oral agreement and unsecured.  In 2007 we agreed to accrue interest on the advances at 6% per annum. Interest expense under this agreement in 2008 was $20,411 with accrued interest payable at December 31, 2008 in the same amount. We have no ability at the current time to repay related party advances. In the event that we need additional capital, Ms. Underwood has agreed to loan such funds as may be necessary through December 31, 2009 for working capital purposes.

We also recorded compensation expense of $500 per month in 2007 for administrative and management services donated to us by officers, and $250 per month for office space donated by an officer. Total donated services expense for 2007 was $9,000.

            Unaffiliated third parties, Craig and Susie Bush, collectively own 49% of Stone Select, LLC. We have ownership and voting control of 51% of Stone Select, LLC.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

  Our independent auditor, Ronald R. Chadwick, P.C., Certified Public Accountants, billed an aggregate of $10,150 for the year ended December 31, 2008 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in its quarterly reports. The firm billed an aggregate of $7,500 for the year ended December 31, 2007 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in its quarterly reports.

We do not have an audit committee and as a result our entire board of directors performs the duties of an audit committee. Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

ITEM 15. EXHIBITS FINANCIAL STATEMENT SCHEDULES.

The following financial information is filed as part of this report:

(a)           (1) FINANCIAL STATEMENTS

(2) SCHEDULES

(3) EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit No.	Description

3.1	Articles of Incorporation of By Design, Inc.*
3.2	Bylaws of By Design, Inc.*
4.1	Stock Specimen *
21.2	List of Subsidiaries*
31.1	Certification of CEO/CFO pursuant to Sec. 302
32.1	Certification of CEO/CFO pursuant to Sec. 906

            * Previously filed

(b)  Reports on Form 8-K. No reports have ever been filed under cover of Form 8-K.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2009.

BY DESIGN, INC.

By:	/s/ Deanie J. Underwood
Deanie J. Underwood
Chief Executive Officer and President (principal executive officer and principal financial and accounting officer)