Form 10-Q
period 2009-03-31
BY DESIGN INC
filed 2009-05-20
CIK 1334345

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   March 31, 2009

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

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]  No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months(or such shorter period that the registrant was required to submit and post such files. Yes []  No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer []	Accelerated filer []
Non-accelerated filer [] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes [  ]    No [X]

 The number of shares outstanding of the registrant's common stock, as of the latest practicable date, May 1, 2009, was 9,197,802.

FORM 10-Q

By Design, Inc.

TABLE OF CONTENTS

PART I  FINANCIAL INFORMATION

For purposes of this document, unless otherwise indicated or the context otherwise requires, all references herein to “BYDE,” “By Design,” “we,” “us,” and “our,” refer to By Design, Inc., a Nevada corporation and our wholly-owned subsidiaries. Except as we might otherwise specifically indicate, all references us include our subsidiaries.

ITEM 1.  FINANCIAL STATEMENTS

BY DESIGN, INC.

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended March 31, 2009

By Design, Inc.
Consolidated Financial Statements
(Unaudited)

TABLE OF CONTENTS

Page

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated balance sheet	5
Consolidated statements of operation	6
Consolidated statements of cash flows	7
Notes to consolidated financial statements	9

BY DESIGN, INC.
CONSOLIDATED BALANCE SHEETS

		Mar. 31, 2009
	Dec. 31, 2008	(Unaudited)

ASSETS

Current assets
Cash	$39,979	$17,433
Accounts receivable	49,152	-
Inventory	41,109	41,109
Total current assets	130,240	58,542

Fixed assets	88,828	88,828
Less accumulated depreciation	(26,688)	(29,136)
Other assets	4,100	4,100
	66,240	63,792

Total Assets	$196,480	$122,334

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$4,495	$-
Related party payables	11,939	11,939
Related party advances	341,747	341,747
Accrued interest payable	40,481	45,607
Other liabilities	8,862	8,862
Total current liabilties	407,524	408,155

Total Liabilities	407,524	408,155

Stockholders' Equity
Preferred stock, $.01 par value;
1,000,000 shares authorized;
No shares issued & outstanding	-	-
Common stock, $.001 par value;
50,000,000 shares authorized;
9,197,802 shares issued
& outstanding	9,198	9,198
Additional paid in capital	48,903	(31,097)
Accumulated deficit	(269,144)	(263,922)

Total Stockholders' Equity	(211,043)	(285,821)

Total Liabilities and Stockholders' Equity	$196,481	$122,334

The accompanying notes are an integral part of the consolidated financial statements.

BY DESIGN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	Mar. 31, 2008	Mar. 31, 2009

Sales	$202,346	$115,872
Cost of goods sold	67,178	54,849

Gross profit	135,168	61,023

Operating expenses:
Amortization & depreciation	2,448	2,448
General and administrative	33,580	27,594
	36,028	30,042
Other operating items:
Collection of previously written off receivables		19,367
		19,367

Income (loss) from operations	99,140	50,348

Other income (expense):
Interest expense	(5,052)	(5,126)
	(5,052)	(5,126)

Income (loss) before
provision for income taxes	94,088	45,222

Provision for income tax	-	-

Net income (loss)	$94,088	$45,222

Net income (loss) per share
(Basic and fully diluted)	$0.01	$0.00

Weighted average number of
common shares outstanding	9,197,802	9,197,802

The accompanying notes are an integral part of the consolidated financial statements.

BY DESIGN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	Mar. 31, 2008	Mar. 31, 2009

Cash Flows From Operating Activities:
Net income (loss)	$94,088	$45,222

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Amortization & depreciation	2,448	2,448
Accounts receivable	(91,771)	49,153
Accrued payables	-	631
Other assets	16,895	-
Other liabilities	(9,706)	-
Net cash provided by (used for)
operating activities	11,954	97,454

Cash Flows From Investing Activities:
	-	-
Net cash provided by (used for)
investing activities	-	-

(Continued On Following Page)

The accompanying notes are an integral part of the consolidated financial statements.

BY DESIGN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Continued From Previous Page)

	Three Months	Three Months
	Ended	Ended
	Mar. 31, 2008	Mar. 31, 2009

Cash Flows From Financing Activities:
Related party advances - borrowings	6,800	-
Distributions	-	(120,000)
Net cash provided by (used for)
financing activities	6,800	(120,000)

Net Increase (Decrease) In Cash	18,754	(22,546)

Cash At The Beginning Of The Period	28,434	39,979

Cash At The End Of The Period	$47,188	$17,433

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management beliefs, and certain assumptions made by our management.  Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, variations of such words, and similar expressions are intended to identify such forward-looking statements.  These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements.  Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  However, readers should carefully review the risk factors set forth herein and in other reports and documents that we file from time to time with the Securities and Exchange Commission, particularly the Report on Form 10-SB, and Annual Reports on Form 10-K, Quarterly reports on Form 10-Q and any Current Reports on Form 8-K.

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

       For the three months ended March 31, 2009, sales were $115,872. For the three months ended March 31, 2008, sales were $202,346. Our revenues have decreased with the decline of the economy in 2009 compared to 2008, which accounted for our lower revenue.

   While there were declining construction activities in the Denver area during the first three months of 2009, our revenues remain strong primarily because we maintained the number of our existing projects, which should keep us occupied for the next few months.

   For the three months ended March 31, 2009, cost of goods sold were $54,849, as compared to $67,178 for the three months ended March 31, 2008.    Costs of goods sold include all direct costs incurred in selling products. We do not separate sales of different product lines into operating segments. Our cost of goods decreased for the three months ended March 31, 2009 compared to for the three months ended March 31, 2008 principally because of a decrease in revenues. We also collected $19,367 in receivables which were  previously written off.

The difference between sales and cost of goods sold is gross profit. Our gross profit for the three months ended March 31, 2009, was $61,023 as compared to gross profit for the three months ended March 31, 2008 of $135,168.

   Operating expenses, which include depreciation and general and administrative expenses for the three months ended March 31, 2009 were $30,042. Our operating expenses for the three months ended March 31, 2008 were $36,028.   The major components of operating expenses include rent, marketing costs, professional fees, which consist of legal and accounting costs, and telephone expenses. For the three ended March 31, 2009, we had lower general and administrative expenses, which was a result of better cost controls for marketing and professional fees.

   At March 31, 2009, we had one payable due to Ms. Underwood in the amount of $341,747 for working capital advances made to us. This payable is due on demand, is an oral agreement and is unsecured.  In 2007 we agreed to accrue interest on the advances at 6% per annum. We have no ability at the current time to repay related party advances. In the event that we need additional capital, Ms. Underwood has agreed to loan such funds as may be necessary through December 31, 2009 for working capital purposes.

   As a result of the foregoing, we had net income of $45,222($0.00 per share) for the three months ended March 31, 2009 compared to net income of $94,088 ($0.01 per share) for the three months ended March 31, 2008.

       For the fiscal year ended 2008, our accountants have expressed doubt about our ability to continue as a going concern as a result of our continued net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate clients who will purchase our products and use our services and our ability to generate revenues.

   We believe that the potential sales for 2009 could look better than 2008 because we have two projects which we have recently developed which could provide substantial sales and which will occupy most of the year 2009.  We currently have a policy of acquiring inventory for specific projects, as opposed to ordering the inventory and attempting to market it.  Also, we feel that we have implemented better controls over our operating expenses. Because we do not pay salaries, operating expenses are expected to remain fairly constant with respect to sales except for costs associated with marketing. Hence each additional sale and correspondingly the gross profit of such sale have minimal offsetting operating expense. Thus, additional sales should become a profit at a higher return on sales rates as a result of not needing to expand our operational expenses at the same pace.

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
-
Liquidity and Capital Resources

As of March 31, 2009, we had cash or cash equivalents of $17,433, compared to $47,188 in cash or cash equivalents as of March 31, 2008.

Net cash provided by operating activities was $97,454 for the three months ended March 31, 2009 compared net cash provided by operating activities of $11,954 for the three months ended March 31, 2008.

Cash flows used for investing activities were $-0- for the three months ended March 31, 2009 and for the three months ended March 31, 2008.

Cash flows used for financing activities were $80,000 for the three months ended March 31, 2009 compared to cash flows provided by financing activities of $6,800 for the nine months ended March 31, 2008.

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

Our principal source of liquidity will be our operations. We expect variation in revenues to account for the difference between a profit and a loss. Also business activity is closely tied to the economy of Denver and the U.S. economy. Because we currently only sell stone products, a slow down in purchases of construction materials could have a negative impact to our business. We were profitable for the three months ended March 31, 2009. However, we have no idea to what extent the economic situation may affect us for fiscal year 2009, although we have started our fiscal year with two projects which could provide substantial sales and which will occupy most of 2009. In any case, we try to operate with minimal overhead. Our primary activity will be to seek to develop clients and, consequently, our sales. If we succeed in expanding our client base and generating sufficient sales, we will become profitable. We cannot guarantee that this will ever occur. Our plan is to build our company in any manner which will be successful.

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

Proposed Milestones to Implement Business Operations

      At the present time, we are operating from one location in the Denver Metropolitan area. Our plan is to make our operation profitable for the fiscal year 2009. We estimate that we must generate approximately $500,000 in sales per year to be profitable.

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

RISKS ASSOCIATED WITH OUR COMPANY:

We have had a history of losses, have only recently become profitable, and may not be able to develop consistent profitability.

We had net income of $45,222 on revenues of $115,872 for the three months ended March 31, 2009, compared to net income of $94,088 on revenues of $202,346 for the three months ended March 31, 2008. We have only recently become profitable, and may not be able to develop consistent profitability. We cannot assure you that we will generate profits in the future, even if our sales increase dramatically. We will need to generate greater revenues and improved margins to achieve and maintain profitability in the future. If our operating losses continue on a long-term basis, we may experience a shortage of working capital that could adversely affect our business or our ability to continue our business, in which case our business may fail.

Because we had incurred continuing operating losses, our accountants have expressed doubts about our ability to continue as a going concern.

For the fiscal year ended December 31, 2008, our accountants have expressed doubt about our ability to continue as a going concern as a result of our continued net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

We have certain key customers.

Our relationships with certain key residential building customers are important to us and our subsidiary, Stone Select, LLC. Stone Select, LLC. has four major customers. In 2008, sales to its four largest customers were approximately 55% of its total net sales, with the largest customer accounting for approximately 20% of sales, and the others between approximately 10% and 13%. In 2007, sales to its largest customer were approximately  26% of its total net sales. Sales to its second largest customer accounted for approximately 14% of sales. Although Stone Select, LLC. sells various types of products through various channels of distribution, we believe that the loss of a substantial portion of Stone Select, LLC.’s sales to residential builders could have a significant affect impact on our ability to be profitable.

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

Of our total outstanding shares as of May 1, 2009, a total of 9,000,000, or approximately 98%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.
As restrictions on resale end, the market price of our stock could drop significantly if the holders of restricted shares sell them or are perceived by the market as intending to sell them.

Because our stock is traded on the Bulletin Board, it has a limited public trading market. As a result, it may be difficult or impossible for you to liquidate your investment.

While our common stock currently is listed for trading, we have had only a few trades. We are quoted on the Bulletin Board under the trading symbol BYDE.OB. We cannot assure that such a market will improve in the future, even if our securities are listed on the NASD Bulletin Board. The NASD Bulletin Board requires that we be a reporting company under the Securities Exchange Act of 1934. However, we cannot guarantee that we will be accepted for listing on the NASD Bulletin Board. Further, we cannot assure that an investor will be able to liquidate his investment without considerable delay, if at all. If a more active market does develop, the price may be highly volatile. Our limited operating history, lack of profitability, negligible stock liquidity, potential extreme price and volume fluctuations, and regulatory burdens may have a significant impact on the market price of the common stock. It is also possible that the relatively low price of our common stock may keep many brokerage firms from engaging in transactions in our common stock.

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

            * Previously filed

Reports on Form 8-K

We filed no under cover of Form 8K for the fiscal quarter ended March 31, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 20, 2009.

BY DESIGN, INC.

By:	/s/ Deanie J. Underwood
Deanie J. Underwood
Chief Executive Officer, Chief Financial Officer and President (principal executive officer and principal financial and accounting officer)