Form 10-Q
period 2009-06-30
BY DESIGN INC
filed 2009-08-13
CIK 1334345

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   June 30, 2009

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

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]  No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months(or such shorter period that the registrant was required to submit and post such files. Yes []  No []

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer []	Accelerated filer []
Non-accelerated filer [] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes [  ]    No [X]

 The number of shares outstanding of the registrant's common stock, as of the latest practicable date, August 1, 2009, was 9,197,802.

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

ITEM 1.  FINANCIAL STATEMENTS

BY DESIGN, INC.

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended June 30, 2009

By Design, Inc.
Consolidated Financial Statements
(Unaudited)

TABLE OF CONTENTS

Page

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated balance sheets	1
Consolidated statements of operation	2
Consolidated statements of cash flows	3
Notes to consolidated financial statements	5

BY DESIGN, INC.
CONSOLIDATED BALANCE SHEETS

		June 30, 2009
	Dec. 31, 2008	(Unaudited)

ASSETS

Current assets
Cash	$39,979	$17,843
Accounts receivable	49,152	-
Inventory	41,109	41,109
Total current assets	130,240	58,952

Fixed assets	88,828	88,828
Less accumulated depreciation	(26,688)	(31,585)
Other assets	4,100	4,100
	66,240	61,343

Total Assets	$196,480	$120,295

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$4,495	$-
Related party payables	11,939	11,939
Related party advances	341,747	341,747
Accrued interest payable	40,481	50,733
Other liabilities	8,862	107,528
Total current liabilties	407,524	511,947

Total Liabilities	407,524	511,947

Stockholders' Equity
Preferred stock, $.01 par value;
1,000,000 shares authorized;
No shares issued & outstanding	-	-
Common stock, $.001 par value;
50,000,000 shares authorized;
9,197,802 shares issued
& outstanding	9,198	9,198
Additional paid in capital	48,903	(31,097)
Accumulated deficit	(269,144)	(369,753)

Total Stockholders' Equity	(211,043)	(391,652)

Total Liabilities and Stockholders' Equity	$196,481	$120,295

The accompanying notes are an integral part of the consolidated financial statements.

BY DESIGN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2008	June 30, 2009	June 30, 2008	June 30, 2009

Sales	$102,697	$1,200	$305,043	$136,439
Cost of goods sold	75,321	72,102	142,499	106,772

Gross profit	27,376	(70,902)	162,544	29,667

Operating expenses:
Amortization & depreciation	2,449	2,449	4,897	4,897
General and administrative	40,037	27,354	73,617	75,127
	42,486	29,803	78,514	80,024

Income (loss) from operations	(15,110)	(100,705)	84,030	(50,357)

Other income (expense):
Interest income
Interest expense	(5,122)	(5,126)	(10,174)	(10,252)
Rebates
	(5,122)	(5,126)	(10,174)	(10,252)

Income (loss) before
provision for income taxes	(20,232)	(105,831)	73,856	(60,609)

Provision for income tax	-	-	-	-

Net income (loss)	$(20,232)	$(105,831)	$73,856	$(60,609)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.01)	$0.01	$(0.01)

Weighted average number of
common shares outstanding	9,197,802	9,197,802	9,197,802	9,197,802

The accompanying notes are an integral part of the consolidated financial statements.

BY DESIGN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2008	June 30, 2009

Cash Flows From Operating Activities:
Net income (loss)	$73,856	$(60,609)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Amortization & depreciation	4,897	4,897
Accounts receivable	(136,586)	49,153
Accrued payables	9,513	5,757
Other assets		-
Other liabilities	52,155	98,666
Net cash provided by (used for)
operating activities	3,835	97,864

Cash Flows From Investing Activities:
	-	-
Net cash provided by (used for)
investing activities	-	-

(Continued On Following Page)

The accompanying notes are an integral part of the consolidated financial statements.

BY DESIGN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Continued From Previous Page)

	Six Months	Six Months
	Ended	Ended
	June 30, 2008	June 30, 2009

Cash Flows From Financing Activities:
Related party advances - borrowings		-
Distributions	7,300	(120,000)
Net cash provided by (used for)
financing activities	7,300	(120,000)

Net Increase (Decrease) In Cash	11,135	(22,136)

Cash At The Beginning Of The Period	28,434	39,979

Cash At The End Of The Period	$39,569	$17,843

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management beliefs, and certain assumptions made by our management.  Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, variations of such words, and similar expressions are intended to identify such forward-looking statements.  These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements.  Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  However, readers should carefully review the risk factors set forth herein and in other reports and documents that we file from time to time with the Securities and Exchange Commission, particularly the Annual Reports on Form 10-K, Quarterly reports on Form 10-Q and any Current Reports on Form 8-K.

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

Results of Operations

       For the three months ended June 30, 2009, sales were $1,200. For the three months ended June 30, 2008, sales were $102,697. For the six months ended June 30, 2009, sales were $136,439. For the six months ended June 30, 2008, sales were $305,043. We had fewer projects in 2009 compared to 2008, which accounted for our decrease in revenue. Our revenue in the most recent three months was lower because of projects completed and additional projects not yet billed. As of June 30, 2009, these completed projects had not been replaced with new projects.

   There were declining construction activities in the Denver area during the first six months of 2009, which impacted our revenues. We were unable to maintain the number of our previously existing projects.

   For the three months ended June 30, 2009, cost of goods sold were $72,102, as compared to $75,321 for the three months ended June 30, 2008.    For the six months ended June 30, 2009, cost of goods sold were $106,772, as compared to $142,499 for the six months ended June 30, 2008. Costs of goods sold include all direct costs incurred in selling products. We do not separate sales of different product lines into operating segments. Our cost of goods decreased for the three months ended June 30, 2009.

The difference between sales and cost of goods sold is gross profit. Our gross profit for the three months ended June 30, 2009, was $(70,902), as compared to gross profit for the three months ended June 30, 2008 of $27,376. Our gross profit for the six months ended June 30, 2009, was $29,667, as compared to gross profit for the six months ended June 30, 2008 of $162,544.

   Operating expenses, which include depreciation and general and administrative expenses for the three months ended June 30, 2009 were $29,803. Our operating expenses for the three months ended June 30, 2008 were $42,486.  Operating expenses for the six months ended June 30, 2009 were $80,024. Our operating expenses for the six months ended June 30, 2008 were $78,514. The major components of operating expenses include rent, marketing costs, professional fees, which consist of legal and accounting costs, and telephone expenses. For the three  ended June 30, 2009, we had lower general and administrative expenses, which was a result of better cost controls for marketing and professional fees.

   At June 30, 2009, we had one payable due to Ms. Underwood in the amount of $341,747 for working capital advances made to us. This payable is due on demand, is an oral agreement and is unsecured.  In 2007 we agreed to accrue interest on the advances at 6% per annum. We have no ability at the current time to repay related party advances. In the event that we need additional capital, Ms. Underwood has agreed to loan such funds as may be necessary through December 31, 2009 for working capital purposes.

   As a result of the foregoing, we had a net loss of $105,831 ($0.01 per share) for the three months ended June 30, 2009 compared to a net loss of $20,232 ($0.00 per share) for the three months ended June 30, 2008. We had a net loss of $60,609 ($0.01 per share) for the six months ended June 30, 2009 compared to a net loss of $73,856 ($0.01 per share) for the six months ended June 30, 2008.

       For the fiscal years ended 2008 and 2007, our accountants have expressed doubt about our ability to continue as a going concern as a result of our continued net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate clients who will purchase our products and use our services and our ability to generate revenues.

   We believe that the potential sales for 2009 could look worse than 2008 because we have completed but not replaced projects which we have recently developed. In addition, the downturn in the economy has affected our sales and will continue to do so for the remainder of the year 2009.  We currently have a policy of acquiring inventory for specific projects, as opposed to ordering the inventory and attempting to market it.  Also, we feel that we have implemented better controls over our operating expenses. Because we do not pay salaries, operating expenses are expected to remain fairly constant with respect to sales except for costs associated with marketing. Hence each additional sale and correspondingly the gross profit of such sale have minimal offsetting operating expense. Thus, additional sales should become a profit at a higher return on sales rates as a result of not needing to expand our operational expenses at the same pace.

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

Liquidity and Capital Resources

As of June 30, 2009, we had cash or cash equivalents of $17,843, compared to $39,569 in cash or cash equivalents as of June 30, 2008.

Net cash provided by operating activities was $97,864 for the six months ended June 30, 2009 compared net cash provided for operating activities of $3,835 for the six months ended June 30, 2008.

Cash flows used for investing activities were $-0- for the six months ended June 30, 2009 and $-0- for the six months ended June 30, 2008.

Cash flows provided by financing activities were ($120,000) for the six months ended June 30, 2009 compared to $7,300 for the six months ended June 30, 2008. These cash flows were all related to borrowings from a related party.

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

RISKS ASSOCIATED WITH OUR COMPANY:

We have had a history of losses, have only occasionally been profitable, and may not be able to develop consistent profitability.

We had a net loss of $105,831 on revenues of $1,200 for the three months ended June 30, 2009, compared to net income of $45,222 on revenues of $115,872  for the three months ended June 30, 2008. We have only occasionally been profitable, and may not be able to develop consistent profitability. We cannot assure you that we will generate profits in the future, even if our sales increase dramatically. We will need to generate greater revenues and improved margins to achieve and maintain profitability in the future. If our operating losses continue on a long-term basis, we may experience a shortage of working capital that could adversely affect our business or our ability to continue our business, in which case our business may fail.

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

Of our total outstanding shares as of August 1, 2009, a total of 9,000,000, or approximately 98%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

            * Previously filed

Reports on Form 8-K

We filed no under cover of Form 8K for the fiscal quarter ended June 30, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 13, 2009.

BY DESIGN, INC.

By:	/s/ Deanie J. Underwood
Deanie J. Underwood
Chief Executive Officer, Chief Financial Officer and President (principal executive officer and principal financial and accounting officer)