Form 10-Q
period 2009-09-30
BY DESIGN INC
filed 2009-11-18
CIK 1334345

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   September 30, 2009

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

 The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, November 1, 2009, was 9,197,802.

FORM 10-Q

By Design, Inc.

PART I  FINANCIAL INFORMATION

For purposes of this document, unless otherwise indicated or the context otherwise requires, all references herein to “BYDE,” “By Design,” “we,” “us,” and “our,” refer to By Design, Inc., a Nevada corporation and our wholly-owned subsidiaries. Except as we might otherwise specifically indicate, all references us include our subsidiaries.

ITEM 1.  FINANCIAL STATEMENTS

BY DESIGN, INC.

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended September 30, 2009

TABLE OF CONTENTS

Page

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated balance sheets	4
Consolidated statements of operation	5
Consolidated statements of cash flows	6
Notes to consolidated financial statements	8

BY DESIGN, INC.
CONSOLIDATED BALANCE SHEETS

		Sept. 30, 2009
	Dec. 31, 2008	(Unaudited)

ASSETS

Current assets
Cash	$39,979	$2,217
Accounts receivable	49,152	-
Inventory	41,109	31,523
Total current assets	130,240	33,740

Fixed assets	88,828	88,828
Less accumulated depreciation	(26,688)	(34,033)
Other assets	4,100	4,100
	66,240	58,895

Total Assets	$196,480	$92,635

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$4,495	$-
Related party payables	11,939	-
Related party advances	341,747	364,686
Accrued interest payable	40,481	56,249
Other liabilities	8,862	17,914
Total current liabilties	407,524	438,849

Total Liabilities	407,524	438,849

Stockholders' Equity
Preferred stock, $.01 par value;
1,000,000 shares authorized;
No shares issued & outstanding	-	-
Common stock, $.001 par value;
50,000,000 shares authorized;
9,197,802 shares issued
& outstanding	9,198	(9,198)
Additional paid in capital	48,903	(22,287)
Accumulated deficit	(269,144)	(314,729)

Total Stockholders' Equity	(211,043)	(346,214)

Total Liabilities and Stockholders' Equity	$196,481	$92,635

The accompanying notes are an integral part of the consolidated financial statements.

BY DESIGN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2008	Sept. 30, 2009

Sales	$36,030	$1,200	$341,073	$262,535
Cost of goods sold	154,830	72,102	297,329	164,800

Gross profit	(118,800)	(70,902)	43,744	97,735

Operating expenses:
Amortization & depreciation	2,448	2,449	7,345	7,345
General and administrative	13,042	27,354	86,659	80,207
	15,490	29,803	94,004	87,552

Income (loss) from operations	(134,290)	(100,705)	(50,260)	10,183

Other income (expense):
Interest income
Interest expense	(5,126)	(5,126)	(15,300)	(15,768)
Rebates
	(5,126)	(5,126)	(15,300)	(15,768)

Income (loss) before
provision for income taxes	(139,416)	(105,831)	(65,560)	(5,585)

Provision for income tax	-	-	-	-

Net income (loss)	$(139,416)	$(105,831)	$(65,560)	$(5,585)

Net income (loss) per share
(Basic and fully diluted)	$(0.02)	$(0.01)	$(0.01)	$(0.00)

Weighted average number of
common shares outstanding	9,197,802	9,197,802	9,197,802	9,197,802

The accompanying notes are an integral part of the consolidated financial statements.

BY DESIGN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	Sept. 30, 2008	Sept. 30, 2009

Cash Flows From Operating Activities:
Net income (loss)	$(65,560)	$(5,585)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Amortization & depreciation	7,345	7,345
Accounts receivable	(1,106)	49,153
Inventory	(11,616)	9,586
Accrued payables	14,208	11,273
Other assets	-	-
Other liabilities	92,050	9,052
Net cash provided by (used for)
operating activities	35,321	80,824

Cash Flows From Investing Activities:
	-	-
Net cash provided by (used for)
investing activities	-	-

(Continued On Following Page)

The accompanying notes are an integral part of the consolidated financial statements.

BY DESIGN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Continued From Previous Page)

	Nine Months	Nine Months
	Ended	Ended
	Sept. 30, 2008	Sept. 30, 2009

Cash Flows From Financing Activities:
Related party advances - borrowings	7,300	11,000
Distributions	(40,000)	(129,586)
Net cash provided by (used for)
financing activities	(32,700)	(118,586)

Net Increase (Decrease) In Cash	2,621	(37,762)

Cash At The Beginning Of The Period	28,434	39,979

Cash At The End Of The Period	$31,055	$2,217

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of operations for a full year.

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

Revenue recognition

Revenue is recognized on an accrual basis as earned under contract terms. Specifically, revenue from product sales is recognized subsequent to a customer ordering a product at an agreed upon price, delivery has occurred, and collectability is reasonably assured.

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

       For the three months ended September 30, 2009, sales were $1,200. For the three months ended September 30, 2008, sales were $36,030. For the nine months ended September 30, 2009, sales were $262,535. For the nine months ended September 30, 2008, sales were $341,073. We had more projects and larger projects in 2008 compared to 2009, which accounted for our higher revenue in that year, compared to this year and especially the most recent fiscal quarter.

   Because there were declining construction activities in the Denver area during the first nine months of 2009, our revenues decreased from 2008 to 2009.

   For the three months ended September 30, 2009, cost of goods sold were $72,102, as compared to $154,830 for the three months ended September 30, 2008.    For the nine months ended September 30, 2009, cost of goods sold were $164,800, as compared to $297,329 for the nine months ended September 30, 2008. Costs of goods sold include all direct costs incurred in selling products. We do not separate sales of different product lines into operating segments. Our cost of goods increased for the three months ended September 30, 2009 compared to for the three months ended September 30, 2008 principally because of continuing higher material costs and freight charges.

The difference between sales and cost of goods sold is gross profit. Our gross profit for the three months ended September 30, 2009, was ($70,902), as compared to gross profit for the three months ended September 30, 2008 of ($118,800). Our gross profit for the nine months ended September 30, 2009, was $97,735, as compared to gross profit for the nine months ended September 30, 2008 of $43,744.

   Operating expenses, which include depreciation and general and administrative expenses for the three months ended September 30, 2009 were $29,803. Our operating expenses for the three months ended September 30, 2008 were $15,490.  Operating expenses for the nine months ended September 30, 2009 were $87,552. Our operating expenses for the nine months ended September 30, 2008 were $94,004. The major components of operating expenses include rent, marketing costs, professional fees, which consist of legal and accounting costs, and telephone expenses. For the three  and nine months ended September 30, 2009, we had significantly lower general and administrative expenses, which was a result of better cost controls for marketing and professional fees.

   At September 30, 2009, we had one payable due to Ms. Underwood in the amount of $364,686 for working capital advances made to us. This payable is due on demand, is an oral agreement and is unsecured.  In 2007 we agreed to accrue interest on the advances at 6% per annum. We have no ability at the current time to repay related party advances. In the event that we need additional capital, Ms. Underwood has agreed to loan such funds as may be necessary through December 31, 2009 for working capital purposes.

   As a result of the foregoing, we had a net loss of $105,831 ($0.01 per share) for the three months ended September 30, 2009 compared to a net loss of $139,416 ($0.02 per share) for the three months ended September 30, 2008. We had a net loss of $5,585 ($ 0.00 per share) for the nine months ended September 30, 2009 compared to a net loss of $65,560 ($0.01 per share) for the nine months ended September 30, 2008.

       For the fiscal years ended 2008 and 2007, our accountants have expressed doubt about our ability to continue as a going concern as a result of our continued net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate clients who will purchase our products and use our services and our ability to generate revenues.

   We believe that the potential sales for 2010 could look better than 2009 because we have one project which we have recently developed which could provide substantial sales and which will occupy most of the year 2010.  We currently have a policy of acquiring inventory for specific projects, as opposed to ordering the inventory and attempting to market it.  Also, we feel that we have implemented better controls over our operating expenses. Because we do not pay salaries, operating expenses are expected to remain fairly constant with respect to sales except for costs associated with marketing. Hence each additional sale and correspondingly the gross profit of such sale have minimal offsetting operating expense. Thus, additional sales should become a profit at a higher return on sales rates as a result of not needing to expand our operational expenses at the same pace.

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

   We may continue to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect approximately $120,000 in operating costs over the next twelve months. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues or additional financing when needed could cause us to go out of business.

Liquidity and Capital Resources

As of September 30, 2009, we had cash or cash equivalents of $2,217, compared to $31,055 in cash or cash equivalents as of September 30, 2008.

Net cash provided by operating activities was $80,824 for the nine months ended September 30, 2009 compared net cash used for operating activities of $35,321 for the nine months ended September 30, 2008.

Cash flows used for investing activities were $-0- for the nine months ended September 30, 2009 and $-0- for the nine months ended September 30, 2008.

Cash flows used for financing activities were $118,586 for the nine months ended September 30, 2009 compared to cash flows provided by financing activities of $32,700 for the nine months ended September 30, 2008. These cash flows were all related to borrowings from a related party.

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

Our principal source of liquidity will be our operations. We expect variation in revenues to account for the difference between a profit and a loss. Also business activity is closely tied to the economy of Denver and the U.S. economy. Because we currently only sell stone products, a slow down in purchases of construction materials could have a negative impact to our business. We were profitable for the three months ended September 30, 2008. However, we have no idea to what extent the economic situation may affect us for fiscal year 2010, although we have started our fiscal year with two projects which could provide substantial sales and which will occupy most of 2010. In any case, we try to operate with minimal overhead. Our primary activity will be to seek to develop clients and, consequently, our sales. If we succeed in expanding our client base and generating sufficient sales, we will become profitable. We cannot guarantee that this will ever occur. Our plan is to build our company in any manner which will be successful.

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

Proposed Milestones to Implement Business Operations

      At the present time, we are operating from one location in the Denver Metropolitan area. Our plan is to make our operation profitable by the end of our fiscal year 2010. We estimate that we must generate approximately $350,000 in sales per year to be profitable.

      We believe that we can be profitable or at break even at the end of the current fiscal year, assuming sufficient sales. Based upon our current plans, we have adjusted our operating expenses so that cash generated from operations and from working capital financing is expected to be sufficient for the foreseeable future to fund our operations at our currently forecasted levels. To try to operate at a break-even level based upon our current level of anticipated business activity, we believe that we must generate approximately $350,000 in revenue per year. However, if our forecasts are inaccurate, we will need to raise additional funds. In the event that we need additional capital, Ms. Underwood has agreed to loan such funds as may be necessary through December 31, 2009 for working capital purposes.

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

We might incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect approximately $120,000 in operating costs over the next twelve months. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues or additional financing when needed could cause us to go out of business

In the event that we need additional capital, Ms. Underwood has agreed to loan such funds as may be necessary through December 31, 2009 for working capital purposes. Otherwise, no commitments to provide additional funds have been made by management or current shareholders. There is no assurance that additional funds will be made available to us on terms that will be acceptable, or at all, if and when needed. We expect to continue to generate and increase sales, but there can be no assurance we will generate sales sufficient to continue operations or to expand.

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

There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal three months that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We continue to have a history of losses. We cannot assure you that we will generate profits in the future, even if our sales increase dramatically. We will need to generate greater revenues and improved margins to achieve and maintain profitability in the future. If our operating losses continue on a long-term basis, we may experience a shortage of working capital that could adversely affect our business or our ability to continue our business, in which case our business may fail.

Because we had incurred continuing operating losses, our accountants have expressed doubts about our ability to continue as a going concern.

For the fiscal year ended December 31, 2008 and 2007, our accountants have expressed doubt about our ability to continue as a going concern as a result of our continued net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

●	our ability to locate clients who will purchase our products and use our services; and

●	our ability to generate sufficient revenues.

Based upon current plans, we may incur operating losses in future periods because we may, from time to time, be incurring expenses but not generating sufficient revenues. We expect approximately $120,000 in operating costs over the next twelve months. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues will cause us to go out of business.

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

We have limited experience as a public company.

We have only operated as a public company since 2005. Thus, we have limited experience in complying with the various rules and regulations which are required of a public company. As a result, we may not be able to operate successfully as a public company, even if our operations are successful. We plan to comply with all of the various rules and regulations which are required of a public company. However, if we cannot operate successfully as a public company, your investment may be materially adversely affected. Our inability to operate as a public company could be the basis of your losing your entire investment in us.

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

Of our total outstanding shares as of November 1, 2009, a total of 9,000,000, or approximately 98%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

            * Previously filed

Reports on Form 8-K

We filed no under cover of Form 8K for the fiscal quarter ended September 30, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 18, 2009.
.

BY DESIGN, INC.

By:	/s/ Deanie J. Underwood
Deanie J. Underwood
Chief Executive Officer, Chief Financial Officer and President (principal executive officer and principal financial and accounting officer)