Form 10-K
period 2009-12-31
BY DESIGN INC
filed 2010-03-08
CIK 1334345

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   December 31, 2009

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
Yes [] No [X].

Indicate by check mark whether the registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X]    No: [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months(or such shorter period that the registrant was required to submit and post such files. Yes []  No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer []	Accelerated filer []
Non-accelerated filer [] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes []   No [X].

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: approximately $79,000.

FORM 10-K

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

Organization

                As of December 31, 2009, we are comprised of one corporation with one majority-owned subsidiary, Stone Select, LLC., and a wholly-owned subsidiary, Stone Select Imports, Inc.  Unaffiliated third parties, Craig and Susie Bush, collectively own 49% of Stone Select, LLC.  We have ownership and voting control of 51% of Stone Select, LLC.  All of our operations are conducted through Stone Select, LLC. Stone Select Imports, Inc. currently has no operations, and we have no plans to conduct any operations in the future.

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

We import all of our products from China. We have one supplier in China. All of the products are sold on a custom design basis. As a result, we do not carry a substantial inventory of products.

At the present time, we have no plans to raise any additional funds within the next twelve months. Any working capital will be expected to be generated from internal operations. In the event that we need additional capital, Ms. Underwood has agreed to loan such funds as may be necessary through December 31, 2010 for working capital purposes. However, we reserve the right to examine possible additional sources of funds, including, but not limited to, equity or debt offerings, borrowings, or joint ventures. Limited market surveys have never been conducted to determine demand for our products and services. Therefore, there can be no assurance that any of its objectives will be achieved.

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

With respect to our four main clients, we rely upon them collectively for a majority of our revenues. In 2009, sales to Stone Select, LLC.’s four largest customer were approximately 55% of its total net sales, with the largest customer accounting for approximately 20% of sales, and the others between 10% and 13%. In 2008, sales to Stone Select, LLC.’s four largest customer were also approximately 55% of its total net sales, with the largest customer accounting for approximately 20% of sales, and the others between 10% and 13%. Each of these four developers builds custom homes in the three to twelve million dollar price range and are affected by market trends in that segment of the real estate industry. We believe that we have a good relationship with each of them. Mr. Craig Bush, who, with his wife, own 49% of Stone Select, LLC., provides architectural services to our clients from time to time. However, their use of our products remains dependent upon their ability to market homes. We also receive referrals from contractors for remodeling and new construction.

Backlog

At December 31, 2009, we had no backlogs.

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

We have had a history of losses.  Although we are profitable in our most recent two fiscal years, our losses may continue in the future.  We have a large working capital deficit and a negative stockholders equity, which increased from the previous year. We may never sustain profitability on a consistent basis. As a result, we could go out of business.

Our revenues for the fiscal year ended December 31, 2009 were $283,881. We had a net profit of $6,423 for this period. Our revenues for the fiscal year ended December 31, 2008 were $610,992. We had a net profit of $61,217 for this period. We have had a history of losses because we were unable to generate sufficient revenues to be profitable. At December 31, 2009 we had a working capital deficit and a negative stockholders equity of $334,206. At December 31, 2008 we had negative stockholders equity of $211,043. We have been profitable in our most recent two fiscal years. We cannot guarantee that we will continue to be a profitable company. We may never become profitable on a consistent basis, and, as a result, we could go out of business.

Because we have a large working capital deficit, our accountants have expressed doubts about our ability to continue as a going concern.

For the fiscal years ended December 31, 2009 and 2008, our accountants have expressed doubt about our ability to continue as a going concern as a result of our working capital deficit. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

●	our ability to locate clients who will purchase our products and use our services; and

●	our ability to generate significant revenues.

Based upon current plans, we may incur operating losses in future periods because we may, from time to time, be incurring expenses but not generating sufficient revenues. We expect approximately $135,000 in operating costs over the next twelve months. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues will cause us to go out of business.

We are only minimally capitalized. Because we are only minimally capitalized, we expect to experience a lack of liquidity for the foreseeable future in our ongoing operations. We will adjust our expenses as necessary to prevent cash flow or liquidity problems. However, we expect we will need additional financing of some type, which we do not now possess, to fully develop our operations. We expect to rely principally upon our ability to raise additional financing, the success of which cannot be guaranteed. We will look at both equity and debt financing, including loans from our principal shareholder. However, at the present time, we have no definitive plans for financing in place, other than the funds which have previously been loaned to us by Ms. Underwood. In the event that we need additional capital, Ms. Underwood has agreed to loan such funds as may be necessary through December 31, 2010 for working capital purposes. To the extent that we experience a substantial lack of liquidity, our development in accordance with our proposed plan may be delayed or indefinitely postponed, our operations could be impaired, we may never become profitable, fail as an organization, and our investors could lose some or all of their investment.

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

We have limited experience as a public company. We have limited experience in complying with the various rules and regulations which are required of a public company. As a result, we may not be able to operate successfully as a public company, even if our operations are successful. We plan to comply with all of the various rules and regulations which are required of a public company. However, if we cannot operate successfully as a public company, your investment may be materially adversely affected. Our inability to operate as a public company could be the basis of your losing your entire investment in us.

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

We currently have only one main supplier.  The loss it would have a negative effect on our business.

We currently purchase finished products from only one supplier. This supplier provides us with essentially the same inventory which we sell through Stone Select, LLC., which are hand-carved interior and exterior natural stone ornamentation and architectural elements. These are fireplace surrounds, kitchen range hoods, flooring, including base and case, and window surrounds. The loss of our supplier would have a negative effect on our business because we would not have sufficient inventory to sell. If we cannot replace the lost supplier, we would see a severe decline in revenue from the sale of products. As a result, we may never become profitable, fail as an organization, and our investors could lose some or all of their investment.

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

We import all of our products from China. As a result, all of our current revenues come from products imported from outside the United States.

We expect imports from international markets to continue to represent a significant portion of our products. Accordingly, our business is subject to risks related to the differing legal, political, social and regulatory requirements and economic conditions of many jurisdictions. Risks inherent in international operations include the following:

●	agreements may be difficult to enforce and receivables owed to us difficult to collect;

●	foreign customers may have longer payment cycles;

●	foreign countries may impose additional withholding taxes or otherwise tax our foreign income, or adopt other restrictions on foreign trade or investment, including currency exchange controls;

●	foreign operations may experience staffing difficulties and labor disputes;

●	transportation and other shipping costs may increase;

●	foreign governments may nationalize private enterprises;

●	unexpected adverse changes in export duties, quotas and tariffs and difficulties in obtaining export licenses;

●	intellectual property rights may be more difficult to enforce;

●	fluctuations in exchange rates may affect product demand and may adversely affect the profitability in U.S. dollars of products we import where payment for our products is made in the local currency;

●	general economic conditions in the countries in which we operate could have an adverse effect on operations in those countries;

●
our business and profitability in a particular country could be affected by political or economic repercussions on a domestic, country specific or global level from terrorist activities and the response to such activities;

●	unexpected adverse changes in foreign laws or regulatory requirements may occur; and

●	compliance with a variety of foreign laws and regulations may be burdensome.

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

Of our total outstanding shares as of March 25, 2010, a total of 9,000,000, or approximately 98%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

As restrictions on resale end, the market price of our stock could drop significantly if the holders of restricted shares sell them or are perceived by the market as intending to sell them.

Because our stock is traded on the Over-the-Counter Bulletin Board, it has a limited public trading market. As a result, it may be difficult or impossible for you to liquidate your investment.

While our common stock currently is listed for trading, we have had only a few trades. We are quoted on the Over-the-Counter Bulletin Board under the trading symbol BYDE. We cannot assure that such a market will improve in the future, even if our securities are listed on the NASD Bulletin Board. The NASD Bulletin Board requires that we be a reporting company under the Securities Exchange Act of 1934. However, we cannot guarantee that we will be accepted for listing on the NASD Bulletin Board. Further, we cannot assure that an investor will be able to liquidate his investment without considerable delay, if at all. If a more active market does develop, the price may be highly volatile. Our limited operating history, lack of profitability, negligible stock liquidity, potential extreme price and volume fluctuations, and regulatory burdens may have a significant impact on the market price of the common stock. It is also possible that the relatively low price of our common stock may keep many brokerage firms from engaging in transactions in our common stock.

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

ITEM 2. DESCRIPTION OF PROPERTY.

                We rent office space at $1,500 per month under a verbal lease, and yard and warehouse space at approximately $2,100 per month plus costs under a non-cancellable lease with an unaffiliated third party, and no stated renewal option expiring in March 2012. We own office equipment to furnish our offices. We own a truck and a forklift which we use in our business. All of our management activities are performed in Colorado.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Holders

   As of March 1, 2010, there were 83 record holders of our common stock and there were 9,197,802 shares of our common stock outstanding.

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

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the Commission, which:

•	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

•
contains a description of the broker's or dealer's duties to the customer  and of the rights and remedies available to the customer with respect to a  violation to such duties or other requirements of the Securities Act of  1934, as amended;

•	contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the bid and ask price;

•	contains a toll-free telephone number for inquiries on disciplinary actions;

•	defines significant terms in the disclosure document or in the conduct of trading penny stocks; and

•	contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation;

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

•	the bid and offer quotations for the penny stock;

•	the compensation of the broker-dealer and its salesperson in the transaction;

•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

•	monthly account statements showing the market value of each penny stock held in the customer's account.

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

The following table provides selected financial data about us for the years ended December 31, 2009 and 2008. For detailed financial information, see the audited Financial Statements included in this document.

Balance Sheet Data: 12/31/09

Cash	$15,960
Total assets	$93,722
Total liabilities	$427,928
Shareholders' equity	$(334,206)

Operating Data: 12/31/09

Revenue	$283,881
Operating Expenses	$133,014
Net Income	$6,423

Balance Sheet Data: 12/31/08

Cash	$39,979
Total assets	$196,481
Total liabilities	$407,524
Shareholders' equity	$(211,043)

Operating Data: 12/31/08

Revenue	$610,992
Operating Expenses	$138,604
Net Income	$61,217

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

 For the twelve months ended December 31, 2009, sales were $283,881. For the twelve months ended December 31, 2008, sales were $610,992. We were involved in fewer projects in 2008 compared to 2008 and generated less revenue.

Our revenues decreased from 2008 to 2009 primarily because of the general decline in construction projects in the Denver area. We had no revenues from our interior design consulting operated through By Design, Inc. We currently have no active projects and generate no revenue in our By Design, Inc. but continue to look for potential projects.  Our ability to attract new clients is related to our marketing efforts, including the use of referrals.

For the twelve months ended December 31, 2009, cost of goods sold were $173,156, as compared to $390,760 for the twelve months ended December 31, 2008. Costs of goods sold include all direct costs incurred in selling products. In addition, in 2009, we wrote off a substantial portion of our inventory, which is shown as a separate line item. We do not separate sales of different product lines into operating segments. Our cost of goods decreased in 2009 compared to 2008 principally because of fewer projects.

The difference between sales and cost of goods sold is gross profit. Our gross profit for the twelve months ended December 31, 2009, was $110,725, as compared to gross profit for the twelve months ended December 31, 2008 of $220,232.

Operating expenses, which include depreciation and general and administrative expenses for the twelve months ended December 31, 2009 were $133,014. Our operating expenses for the twelve months ended December 31, 2008 were $138,604. The major components of operating expenses include rent, marketing costs, professional fees, which consist of legal and accounting costs, and telephone expenses. In 2008, we had significantly lower general and administrative expenses than previous years, which was a result of better cost controls for marketing and professional fees. We maintained the trend in 2009. However, we took a write-down of inventory in 2009 in the amount of $31,523. We sold the inventory on a liquidation basis. We have no other material inventory write-offs which we anticipate in the future.

Each at December 31, 2009 and December 31, 2008, we had one payable due to Ms. Underwood for $358,686 and $341,747, respectively, for working capital advances made to us. This payable is due on demand, is an oral agreement and unsecured.  In 2007 we agreed to accrue interest on the advances at 6% per annum. Interest expense under this agreement at December 31, 2008 and 2009 was $40,481 and $61,176, respectively. We have no ability at the current time to repay related party advances. In the event that we need additional capital, Ms. Underwood has agreed to loan such funds as may be necessary through December 31, 2010 for working capital purposes. We also recorded compensation expense of $500 per month in 2008 for administrative and management services donated to us by officers, and $250 per month for office space donated by an officer. Total donated services expense for 2008 was $9,000.

As a result of the foregoing, we had net income of $6,423 ($0.00 per share) for the twelve months ended December 31, 2009 compared to a net income of $61,217 ($0.01 per share) for the twelve months ended December 31, 2008.

We believe that the potential sales for 2010 does not look better than 2009 because the current construction market. As a result, our potential sales could be closer to our 2009 numbers than those of 2008. However, it is too early to predict with certainty. We currently have a policy of acquiring inventory for specific projects, as opposed to ordering the inventory and attempting to market it.  Also, we feel that we have implemented better controls over our operating expenses. Because we do not pay salaries, operating expenses are expected to remain fairly constant with respect to sales except for costs associated with marketing. Hence each additional sale and correspondingly the gross profit of such sale have minimal offsetting operating expense. Thus, additional sales should become a profit at a higher return on sales rates as a result of not needing to expand our operational expenses at the same pace. We plan to continue to focus our marketing on the Denver Metropolitan area through referrals for 2010, so we do not believe that our marketing costs will increase substantially through the second quarter of 2010.

To try to operate at a break-even level based upon our current level of anticipated business activity, we believe that we must generate approximately $300,000 in revenue per year. However, if our forecasts are inaccurate, we will need to raise additional funds. In the event that we need additional capital, Ms. Underwood has agreed to loan such funds as may be necessary through December 31, 2010 for working capital purposes.

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

We expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect approximately $135,000 in operating costs over the next twelve months. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues or additional financing when needed could cause us to go out of business.

Liquidity and Capital Resources

As of December 31, 2009, we had cash or cash equivalents of $15,690, compared to $39,979 in cash or cash equivalents as of December 31, 2008.

Net cash provided by operating activities was $100,567 for the twelve months ended December 31, 2009, compared to net cash used for operating activities of $44,245 for the twelve months ended December 31, 2008.

Cash flows used for investing activities were $-0- for the twelve months ended December 31, 2009 compared to $-0- for the twelve months ended December 31, 2008.

Cash flows used for financing activities were $124,586 for the twelve months ended December 31, 2009 compared to cash flows provided by financing activities of $32,700 for the twelve months ended December 31, 2008. These cash flows were all related to borrowings from related parties.

We believe that we have sufficient capital in the short term for our current level of operations. This is because we believe that we can attract sufficient product sales and services within our present organizational structure and resources to become profitable in our operations. Additional resources would be needed to expand into additional locations, which we have no plans to do at this time. We do not anticipate needing to raise additional capital resources in the next twelve months. In the event that we need additional capital, Ms. Underwood has agreed to loan such funds as may be necessary through December 31, 2010 for working capital purposes.

Our principal source of liquidity will be our operations. We expect variation in revenues to account for the difference between a profit and a loss. Also business activity is closely tied to the economy of Denver and the U.S. economy. Because we currently only sell stone products, a slow down in purchases of construction materials have had a negative impact to our business in the latter half of 2009. We have no idea to what extent this may affect us in 2010, but do not expect construction activity to increase. In any case, we try to operate with minimal overhead. Our primary activity will be to seek to develop clients and, consequently, our sales. If we succeed in expanding our client base and generating sufficient sales, we will become profitable. We cannot guarantee that this will ever occur. Our plan is to build our company in any manner which will be successful.

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

BY DESIGN, INC.

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008,
& December 31, 2009
(Audited)

TABLE OF CONTENTS

Page

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM	F-3

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated balance sheets	F-4
Consolidated statements of operations	F-5
Consolidated statements of stockholders’ equity	F-6
Consolidated statements of cash flows	F-7
Notes to consolidated financial statements	F-9

RONALD R. CHADWICK, P.C.
Certified Public Accountant
2851 South Parker Road, Suite 720
Aurora, Colorado  80014
Telephone (303)306-1967
Fax (303)306-1944
Email: rcpc35@hotmail.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
By Design, Inc.
Denver, Colorado

I have audited the accompanying consolidated balance sheets of By Design, Inc. as of December 31, 2008 and 2009, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of By Design, Inc. as of December 31, 2008 and 2009, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements the Company has a working capital deficit that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matters is also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado	/s/ Ronald R. Chadwick, P.C.
February 15, 2010	RONALD R. CHADWICK, P.C.

BY DESIGN, INC.
CONSOLIDATED BALANCE SHEETS

	Dec. 31, 2008	Dec. 31, 2009

ASSETS

Current assets
Cash	$39,979	$15,960
Accounts receivable	49,153	-
Inventory	41,109	21,315
Total current assets	130,241	37,275

Fixed assets	88,828	88,828
Less accumulated depreciation	(26,688)	(36,481)
Other assets	4,100	4,100
	66,240	56,447

Total Assets	$196,481	$93,722

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$4,495	$-
Related party payables	11,939	-
Related party advances	341,747	358,686
Accrued interest payable	40,481	61,176
Other liabilities	8,862	8,066
Total current liabilties	407,524	427,928

Total Liabilities	407,524	427,928

Stockholders' Equity
Preferred stock, $.01 par value;
1,000,000 shares authorized;
No shares issued & outstanding	-	-
Common stock, $.001 par value;
50,000,000 shares authorized;
9,197,802 shares issued
& outstanding	9,198	9,198
Additional paid in capital	48,903	(80,683)
Accumulated deficit	(269,144)	(262,721)

Total Stockholders' Equity	(211,043)	(334,206)

Total Liabilities and Stockholders' Equity	$196,481	$93,722

The accompanying notes are an integral part of the consolidated financial statements.

BY DESIGN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	Dec. 31, 2008	Dec. 31, 2009

Sales	$610,992	$283,881
Cost of goods sold	390,760	173,156

Gross profit	220,232	110,725

Operating expenses:
Amortization & depreciation	9,793	9,793
General and administrative	128,811	91,698
Write offs - inventory		31,523
	138,604	133,014
Other operating items:
Collection of accounts previously
written off		49,407
	-	49,407

Income (loss) from operations	81,628	27,118

Other income (expense):
Interest expense	(20,411)	(20,695)
	(20,411)	(20,695)

Income (loss) before
provision for income taxes	61,217	6,423

Provision for income tax	-	-

Net income (loss)	$61,217	$6,423

Net income (loss) per share
(Basic and fully diluted)	$0.01	$0.00

Weighted average number of
common shares outstanding	9,197,802	9,197,802

The accompanying notes are an integral part of the consolidated financial statements.

BY DESIGN, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock				Stock-
		Amount	Paid in	Accumulated	holders'
	Shares	($.001 Par)	Capital	Deficit	Equity

Balances at December 31, 2007	9,197,802	$9,198	$88,903	$(330,361)	$(232,260)

Distributions			(40,000)		(40,000)

Net income (loss) for the year				61,217	61,217

Balances at December 31, 2008	9,197,802	$9,198	$48,903	$(269,144)	$(211,043)

Distributions			(129,586)		(129,586)

Net income (loss) for the year				6,423	6,423

Balances at December 31, 2009	9,197,802	$9,198	$(80,683)	$(262,721)	$(334,206)

The accompanying notes are an integral part of the consolidated financial statements.

BY DESIGN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	Dec. 31, 2008	Dec. 31, 2009

Cash Flows From Operating Activities:
Net income (loss)	$61,217	$6,423

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Amortization & depreciation	9,793	9,793
Accounts receivable	(32,658)	49,153
Inventory		(11,729)
Accrued payables	24,081	15,404
Write offs		31,523
Other liabilities	(18,188)
Net cash provided by (used for)
operating activities	44,245	100,567

Cash Flows From Investing Activities:

Net cash provided by (used for)
investing activities	-	-

(Continued On Following Page)

The accompanying notes are an integral part of the consolidated financial statements.

BY DESIGN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued From Previous Page)

	Year Ended	Year Ended
	Dec. 31, 2008	Dec. 31, 2009

Cash Flows From Financing Activities:
Related party advances - borrowings	7,300	5,000
Paid in capital - distributions	(40,000)	(129,586)
Net cash provided by (used for)
financing activities	(32,700)	(124,586)

Net Increase (Decrease) In Cash	11,545	(24,019)

Cash At The Beginning Of The Period	28,434	39,979

Cash At The End Of The Period	$39,979	$15,960

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

BY DESIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2009

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

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At December 31, 2008 and 2009 the Company had no balance in its allowance for doubtful accounts.

Property and equipment

Property and equipment are recorded at cost and depreciated under the straight line method over each item's estimated useful life.

Minority Interest

The Company’s subsidiary has minority members, representing ownership interests of 49% at December 31, 2008 and 2009.  Allocation of their proportionate net losses beyond $100 would result in negative capital accounts. Accordingly, their investment is shown as $0 at

BY DESIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2009

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued):

December 31, 2008 and 2009 and all losses subsequent to the minority members' capital accounts reaching zero have been charged to the majority member. Gains have also been credited to the majority member, until such time as the minority members' capital accounts exceed zero.

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

Advertising costs

Advertising costs are expensed as incurred. The Company recorded no advertising costs in 2008 and $4,000 in 2009.

Income tax

The Company accounts for income taxes pursuant to ASC 740. Under ASC 740 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

BY DESIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2009

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

Long-Lived Assets

In accordance with ASC 350, the Company regularly reviews the carrying value of intangible and other long-lived assets for the existence of facts or circumstances, both internally and externally, that may suggest impairment. If impairment testing indicates a lack of recoverability, an impairment loss is recognized by the Company if the carrying amount of a long-lived asset exceeds its fair value.

Products and services, geographic areas and major customers

The Company earns revenue from the sale of building materials, but does not separate sales of different product lines into operating segments. All sales each year were domestic and to external customers.

NOTE 2. RELATED PARTY TRANSACTIONS

The Company at December 31, 2008 and 2009 had a payable due to a Company officer of $341,747 and $358,686 for due on demand, unsecured, working capital advances made to the Company. Prior to 2008 the advances were non-interest bearing. In 2008 the Company agreed to accrue interest on the advances at 6% per annum. Interest expense under this agreement in 2008 and 2009 was $20,411 and $20,695 with accrued interest payable at December 31, 2008 and 2009 of $40,481 and $61,176. The Company also recorded compensation expense of $500 per month in 2008 for administrative and management services donated to the Company by officers, and $250 per month for office space donated by an officer. Total donated services expense for 2008 was $9,000.

BY DESIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2009

NOTE 3. INCOME TAXES

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

At December 31, 2008 and 2009 the Company had net operating loss carryforwards of approximately $107,000 and $131,000 which begin to expire in 2025. The deferred tax asset of $42,000 and $51,000 created by the net operating losses has been offset by a 100% valuation allowance. The change in the valuation allowance in 2008 and 2009 was $(7,081) and $9,257.

NOTE 4. FIXED ASSETS

Fixed asset values recorded at cost are as follows:

	2008	2009

Furniture & fixtures	$9,927	$9,927
Shop equipment	6,420	6,420
Computer equipment	4,928	4,928
Leasehold improvements	67,553	67,553
	88,828	88,828
Less accumulated depreciation	(26,688)	(36,481)
Total	$62,140	$52,347

Depreciation expense in 2008 and 2009 was $9,793 each year.

NOTE 5. LEASE COMMITMENT

The Company rents office space at $1,500 per month under a verbal lease, and yard and warehouse space at approximately $2,100 per month plus costs under a non-cancellable lease with no stated renewal option expiring in March 2012. Rent expense under all leases for 2008 and 2009 was $47,473 and $53,462. Minimum future rent expenses by year from December 31, 2009 forward under the leases are: 2010 $25,536, 2011 $25,536, and 2012 $6,384 ($57,456 total).

BY DESIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2009

NOTE 6. GOING CONCERN

The Company has a large working capital deficit. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company may raise additional capital through the sale of its equity securities, through offerings of debt securities, or through borrowings from financial institutions. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern.

ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act).   Accordingly, we concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act were effective to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.   As a result of this evaluation, we identified no material weaknesses in our internal control over financial reporting as of December 31, 2009.  Accordingly, we concluded that our disclosure controls and procedures were effective as of December 31, 2009.

Management’s Annual Report on Internal Control Over Financial Reporting

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Management has concluded that our internal control over financial reporting was effective as December 31, 2009.

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

Changes in Internal Control Over Financial Reporting

We have made no change in our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report on Form 10-K.

ITEM 9B. OTHER INFORMATION.

Nothing to report.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Set forth below are the names of our sole director and officer, all positions and offices held with us, the period during which she has served as such, and the business experience during at least the last five years:

Name	Age	Positions and Offices Held

Deanie J. Underwood	54	President, Chief Executive Officer, Secretary-Treasurer, Chief Financial Office and Director

             Our Director will serve in such capacity until our next annual meeting of shareholders and until her successors have been elected and qualified. The officer serve at the discretion of our Director. There are no arrangements or other understandings between any of our directors or officers or any other person pursuant to which any officer or director was or is to be selected as an officer or director. None of our Directors are independent but are a part of, and are controlled by our management.

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

Item 11. EXECUTIVE COMPENSATION

None of our officers or director received or was entitled to receive remuneration in excess of $100,000 for the fiscal years ended December 31, 2009, 2007 or 2006. Our officers and directors do not receive any compensation for their services rendered to us, nor have they received such compensation in the past.  As of the date of this registration statement, we have no funds available to pay the officers and directors.  Further, the officers and directors are not accruing any compensation pursuant to any agreement with us. We have no plans to pay any compensation to our officers or directors in the future.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following sets forth the number of shares of our $.0.001 par value common stock beneficially owned by (i) each person who, as of March 25, 2009, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Directors and (iii) our Officers and Directors as a group. A total of 9,197,802 shares of common stock were issued and outstanding as of March 1, 2010.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Formerly we occupied office space on a rent-free basis from one of our former officers, Mr. Bradley Underwood, which is also Mr. Underwood’s home.
In 2008, our subsidiary, Stone Select, LLC, had a 1,200 square foot showroom and a 3,000 square foot warehouse. We rented the showroom from an unaffiliated third party for $1,500 per month on a month-to-month lease. We rented the warehouse from an unaffiliated third party for $2,700 per month on a two year lease which expired April, 2009.

Currently, we rent office space at $1,500 per month under a verbal lease, and yard and warehouse space at approximately $2,100 per month plus costs under a non-cancellable lease with an unaffiliated third party and no stated renewal option expiring in March 2012.

Each at December 31, 2009 and December 31, 2008, we had one payable due to Ms. Underwood for $358,686 and $341,747, respectively, for working capital advances made to us. This payable is due on demand, is an oral agreement and unsecured.  In 2007 we agreed to accrue interest on the advances at 6% per annum. Interest expense under this agreement at December 31, 2008 and 2009 was $40,481 and $61,176, respectively. We have no ability at the current time to repay related party advances. In the event that we need additional capital, Ms. Underwood has agreed to loan such funds as may be necessary through December 31, 2010 for working capital purposes.

We also recorded compensation expense of $500 per month in 2008 for administrative and management services donated to us by officers, and $250 per month for office space donated by an officer. Total donated services expense for 2008 was $9,000.

            Unaffiliated third parties, Craig and Susie Bush, collectively own 49% of Stone Select, LLC. We have ownership and voting control of 51% of Stone Select, LLC.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

  Our independent auditor, Ronald R. Chadwick, P.C., Certified Public Accountants, billed an aggregate of $11,000 for the year ended December 31, 2009 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in its quarterly reports. The firm billed an aggregate of $10,150 for the year ended December 31, 2008 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in its quarterly reports.

We do not have an audit committee and as a result our entire board of directors performs the duties of an audit committee. Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

ITEM 15. EXHIBITS FINANCIAL STATEMENT SCHEDULES.

The following financial information is filed as part of this report:

(a)        (1) FINANCIAL STATEMENTS

(2) SCHEDULES

(3) EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit Number	Description

3.1.	Articles of Incorporation of By Design, Inc.*
3.2	Bylaws of By Design, Inc.*
4.1	Stock Specimen *
21.2	List of Subsidiaries*
31.1	Certification of CEO/CFO pursuant to Sec. 302
32.1	Certification of CEO/CFO pursuant to Sec. 906

            * Previously filed

(b)                 Reports on Form 8-K. We filed no reports under cover of Form 8-K for the fourth fiscal quarter of 2009.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 8, 2010.

BY DESIGN, INC.

By:	/s/ Deanie J. Underwood
Deanie J. Underwood
Chief Executive Officer and President (principal executive officer and principal financial and accounting officer)