Form 10-Q
period 2010-03-31
BY DESIGN INC
filed 2010-05-12
CIK 1334345

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended  March 31, 2010

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]  No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(Section 232.405 of this chapter) during the preceding 12 months(or such shorter period that the registrant was required to submit and post such files. Yes []  No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer []	Accelerated filer []
Non-accelerated filer [] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes [  ]    No [X]

 The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, March 31, 2010, was 9,197,802.

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

ITEM 1.  FINANCIAL STATEMENTS

BY DESIGN, INC.

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended March 31, 2010

By Design, Inc.
Consolidated Financial Statements
(Unaudited)

TABLE OF CONTENTS

Page

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated balance sheet	5
Consolidated statements of operation	6
Consolidated statements of cash flows	7
Notes to consolidated financial statements	9

BY DESIGN, INC.
CONSOLIDATED BALANCE SHEETS

	Dec. 31, 2009	Mar. 31, 2010 (Unaudited)

ASSETS

Current assets
Cash	$15,960	$64,636
Accounts receivable	-	23,563
Inventory	21,315	21,315
Total current assets	37,275	109,514

Fixed assets	88,828	88,828
Less accumulated depreciation	(36,481)	(38,929)
Other assets	4,100	4,100
	56,447	53,999

Total Assets	$93,722	$163,513

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$-	$-
Related party payables	-	-
Related party advances	358,686	374,167
Accrued interest payable	61,176	66,467
Other liabilities	8,066	4,655
Total current liabilties	427,928	445,289

Total Liabilities	427,928	445,289

Stockholders' Equity
Preferred stock, $.01 par value;
1,000,000 shares authorized;
No shares issued & outstanding	-	-
Common stock, $.001 par value;
50,000,000 shares authorized;
9,197,802 shares issued
& outstanding	9,198	9,198
Additional paid in capital	(80,683)	48,903
Accumulated deficit	(262,721)	(339,877)

Total Stockholders' Equity	(334,206)	(281,776)

Total Liabilities and Stockholders' Equity	$93,722	$163,513

The accompanying notes are an integral part of the consolidated financial statements.

BY DESIGN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	Mar. 31, 2009	Mar. 31, 2010

Sales	$115,872	$148,049
Cost of goods sold	54,849	64,446

Gross profit	61,023	83,603

Operating expenses:
Amortization & depreciation	2,448	2,448
General and administrative	27,594	23,434
	30,042	25,882
Other operating items:
Collection of previously written off receivables	19,367	-
	19,367	-

Income (loss) from operations	50,348	57,721

Other income (expense):
Interest expense	(5,126)	(5,291)
	(5,126)	(5,291)

Income (loss) before
provision for income taxes	45,222	52,430

Provision for income tax	-	-

Net income (loss)	$45,222	$52,430

Net income (loss) per share
(Basic and fully diluted)	$0.00	$0.01

Weighted average number of
common shares outstanding	9,197,802	9,197,802

The accompanying notes are an integral part of the consolidated financial statements.

BY DESIGN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	Mar. 31, 2009	Mar. 31, 2010

Cash Flows From Operating Activities:
Net income (loss)	$45,222	$52,430

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Amortization & depreciation	2,448	2,448
Accounts receivable	49,153	(23,563)
Accrued payables	631	(3,411)
Other assets	-	-
Other liabilities	-	-
Net cash provided by (used for)
operating activities	97,454	27,904

Cash Flows From Investing Activities:
	-	-
Net cash provided by (used for)
investing activities	-	-

(Continued On Following Page)

The accompanying notes are an integral part of the consolidated financial statements.

BY DESIGN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Continued From Previous Page)

	Three Months	Three Months
	Ended	Ended
	Mar. 31, 2009	Mar. 31, 2010

Cash Flows From Financing Activities:
Related party advances - borrowings	-	20,772
Distributions	(120,000)	-
Net cash provided by (used for)
financing activities	(120,000)	20,772

Net Increase (Decrease) In Cash	(22,546)	48,676

Cash At The Beginning Of The Period	39,979	15,960

Cash At The End Of The Period	$17,433	$64,636

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

       For the three months ended March 31, 2010, sales were $148,049. For the three months ended March 31, 2009, sales were $115,872. Our revenues have increased despite the decline of the economy in 2009, which accounted for our lower revenue.

   While there were declining construction activities in the Denver area during the first three months of 2010, our revenues remain strong primarily because we maintained the number of our existing projects, which should keep us occupied for the next few months.

   For the three months ended March 31, 2010, cost of goods sold were $64,446, as compared to $54,849 for the three months ended March 31, 2009.    Costs of goods sold include all direct costs incurred in selling products. We do not separate sales of different product lines into operating segments. Our cost of goods increased for the three months ended March 31, 2010 compared to for the three months ended March 31, 2009 principally because of an increase in revenues.

The difference between sales and cost of goods sold is gross profit. Our gross profit amount and percentage for the three months ended March 31, 2010 was higher at $83,603 (56.47%) as compared to gross profit for the three months ended March 31, 2009 of $61,023 (52.66%).

   Operating expenses, which include depreciation and general and administrative expenses for the three months ended March 31, 2010 were $25,882. Our operating expenses for the three months ended March 31, 2009 were $30,042.   The major components of operating expenses include rent, marketing costs, professional fees, which consist of legal and accounting costs, and telephone expenses. For the three ended March 31, 2010, we had lower general and administrative expenses, which was a result of better cost controls for marketing and professional fees.

   At March 31, 2010, we had one payable due to Ms. Underwood in the amount of $341,747 for working capital advances made to us. This payable is due on demand, is an oral agreement and is unsecured.  In 2007 we agreed to accrue interest on the advances at 6% per annum. We have no ability at the current time to repay related party advances. In the event that we need additional capital, Ms. Underwood has agreed to loan such funds as may be necessary through December 31, 2010 for working capital purposes.

   As a result of the foregoing, we had net income of $52,430 ($0.01) for the three months ended March 31, 2010 compared to net income of $45,222 ($0.00 per share) for the three months ended March 31, 2009.

       For the fiscal year ended 2009, our accountants have expressed doubt about our ability to continue as a going concern as a result of our working capital deficit. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate clients who will purchase our products and use our services and our ability to generate revenues.

   We believe that the potential sales for 2010 could look better than 2009 because we have projects which we have recently developed which could provide substantial sales and which will occupy most of the year 2010.  We currently have a policy of acquiring inventory for specific projects, as opposed to ordering the inventory and attempting to market it.  Also, we feel that we have implemented better controls over our operating expenses. Because we do not pay salaries, operating expenses are expected to remain fairly constant with respect to sales except for costs associated with marketing. Hence each additional sale and correspondingly the gross profit of such sale have minimal offsetting operating expense. Thus, additional sales should become a profit at a higher return on sales rates as a result of not needing to expand our operational expenses at the same pace.

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

Liquidity and Capital Resources

As of March 31, 2010, we had cash or cash equivalents of $64,636, compared to $17,433 in cash or cash equivalents as of March 31, 2009.

Net cash provided by operating activities was $27,904 for the three months ended March 31, 2010 compared net cash provided by operating activities of $97,454 for the three months ended March 31, 2009.

Cash flows used for investing activities were $-0- for the three months ended March 31, 2010 and for the three months ended March 31, 2009.

Cash flows used for financing activities were $20,772 for the three months ended March 31, 2010 compared to cash flows used for financing activities of $(120,000) for the three months ended March 31, 2009.

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

Our principal source of liquidity will be our operations. We expect variation in revenues to account for the difference between a profit and a loss. Also business activity is closely tied to the economy of Denver and the U.S. economy. Because we currently only sell stone products, a slow down in purchases of construction materials could have a negative impact to our business. We were profitable for the three months ended March 31, 2010. However, we have no idea to what extent the economic situation may affect us for fiscal year 2010, although we have started our fiscal year with two projects which could provide substantial sales and which will occupy most of 2010. In any case, we try to operate with minimal overhead. Our primary activity will be to seek to develop clients and, consequently, our sales. If we succeed in expanding our client base and generating sufficient sales, we will become profitable. We cannot guarantee that this will ever occur. Our plan is to build our company in any manner which will be successful.

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

Proposed Milestones to Implement Business Operations

      At the present time, we are operating from one location in the Denver Metropolitan area. Our plan is to make our operation profitable for the fiscal year 2010. We estimate that we must generate approximately $500,000 in sales per year to be profitable.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

ITEM 4. CONTROLS AND PROCEDURES

Not applicable

ITEM 4T. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a -15(e) and 15(d)-15(e) under the Exchange Act), our Chief Executive Officer and the Chief Financial Officer has concluded that our disclosure controls and procedures are effective.

There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Identified in connection with the evaluation required by paragraph (d) of Rule 240.13a-15 or Rule 240.15d-15 of this chapter that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

For the fiscal year ended December 31, 2009 and 2008, our accountants have expressed doubt about our ability to continue as a going concern as a result of our continued net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

There has been, and continues to be, a limited public market for our common stock. Although our common stock is quoted in the Bulletin Board under the trading symbol BYDE, an active trading market for our shares has not, and may never develop or be sustained. If you purchase shares of common stock, you may not be able to resell those shares at or above the initial price you paid. The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, including the following:

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

Of our total outstanding shares as of March 31, 2010 a total of 9,000,000, or approximately 98%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

As restrictions on resale end, the market price of our stock could drop significantly if the holders of restricted shares sell them or are perceived by the market as intending to sell them.

Because our stock is traded on the Bulletin Board, it has a limited public trading market. As a result, it may be difficult or impossible for you to liquidate your investment.

While our common stock currently is listed for trading on the OTC Bulletin Board under the trading symbol BYDE, we have had only a few trades. We are quoted on the Bulletin Board. We cannot assure that such a market will improve in the future, even with our securities listed on the OT Bulletin Board. The OTC Bulletin Board requires that we be a reporting company under the Securities Exchange Act of 1934. Further, we cannot assure that an investor will be able to liquidate his investment without considerable delay, if at all. If a more active market does develop, the price may be highly volatile. Our limited operating history, lack of profitability, negligible stock liquidity, potential extreme price and volume fluctuations, and regulatory burdens may have a significant impact on the market price of the common stock. It is also possible that the relatively low price of our common stock may keep many brokerage firms from engaging in transactions in our common stock.

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

            * Previously filed

Reports on Form 8-K

We filed no under cover of Form 8K for the fiscal quarter ended March 31, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 11, 2010.

BY DESIGN, INC.

By:	/s/ Deanie J. Underwood
Deanie J. Underwood
Chief Executive Officer, Chief Financial Officer and President (principal executive officer and principal financial and accounting officer)