Form 10-Q
period 2010-06-30
BY DESIGN INC
filed 2010-08-16
CIK 1334345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 000-53220

By Design, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	20-3305472
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2519 East Kentucky Ave., Denver, Colorado	80209
(Address of Principal Executive Offices)	(Zip Code)

(303) 660-6964
(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate  by check mark whether the registrant: (1) has filed all reports required to be  filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12  months (or  for such  shorter  period  that  the  registrant  was required to file such reports), and  (2) has  been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐ (not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

ndicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, August 12, 2010, was 50,000,000.

BY DESIGN, INC.

FORM 10-Q

June 30, 2010

INDEX

PART I-- FINANCIAL INFORMATION

PART II-- OTHER INFORMATION

Item 1.	Legal Proceedings	18
Item 6.	Exhibits	18

Signatures		19

PART I - FINANCIAL INFORMATION

For purposes of this document, unless otherwise indicated or the context otherwise requires, all references herein to “BYDE,” “By Design,” “we,” “us,” and “our” refer to By Design, Inc., a Nevada corporation. Except as we might otherwise specifically indicate, all references to us include our subsidiaries.

ITEM 1. FINANCIAL STATEMENTS

By Design, Inc.
Consolidated Financial Statements
(Unaudited)

TABLE OF CONTENTS

Page

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated balance sheets	4
Consolidated statements of operation	5
Consolidated statements of cash flows	6
Notes to consolidated financial statements	8

BY DESIGN, INC.
CONSOLIDATED BALANCE SHEETS

	Dec. 31, 2009	June 30, 2010 (Unaudited)

ASSETS

Current assets
Cash	$15,960	$21,335
Accounts receivable	-	5,748
Inventory	21,315	45,324
Total current assets	37,275	72,407

Fixed assets	88,828	88,828
Less accumulated depreciation	(36,481)	(41,378)
Other assets	4,100	4,100
	56,447	51,550

Total Assets	$93,722	$123,957

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$-	$-
Related party advances	358,686	-
Accrued interest payable	61,176	-
Other liabilities	8,066	5,439
Total current liabilties	427,928	5,439

Total Liabilities	427,928	5,439

Stockholders' Equity
Preferred stock, $.01 par value;
1,000,000 shares authorized;
No shares issued & outstanding	-	-
Common stock, $.001 par value;
50,000,000 shares authorized;
9,197,802 and 50,000,000 shares issued
& outstanding at December 31, 2009 and June 30, 2010, respectfully	9,198	50,000
Additional paid in capital	(80,683)	359,957
Accumulated deficit	(262,721)	(291,439)

Total Stockholders' Equity	(334,206)	118,518

Total Liabilities and Stockholders' Equity	$93,722	$123,957

The accompanying notes are an integral part of the consolidated financial statements.

BY DESIGN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2010	Six Months Ended June 30, 2009	Six Months Ended June 30, 2010

Sales	$1,200	$34,016	$136,439	$182,065
Cost of goods sold	72,102	17,252	106,772	81,698

Gross profit	(70,902)	16,764	29,667	100,367

Operating expenses:
Amortization & depreciation	2,449	2,449	4,897	4,897
General and administrative	27,354	91,387	75,127	114,821
	29,803	93,836	80,024	119,718

Income (loss) from operations	(100,705)	(77,072)	(50,357)	(19,351)

Other income (expense):
Interest expense	(5,126)	(4,076)	(10,252)	(9,367)

Income (loss) before
provision for income taxes	(105,831)	(81,148)	(60,609)	(28,718)

Provision for income tax	-	-	-	-

Net income (loss)	$(105,831)	$(81,148)	$(60,609)	$(28,718)

Net income (loss) per share
(Basic and fully diluted)	$(0.01)	$(0.01)	$(0.01)	$(0.00)

Weighted average number of
common shares outstanding	9,197,802	15,998,168	9,197,802	12,597,985

The accompanying notes are an integral part of the consolidated financial statements.

BY DESIGN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2010

Cash Flows From Operating Activities:
Net income (loss)	$(60,609)	$(28,718)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Amortization & depreciation	4,897	4,897
Accounts receivable	49,153	(5,748)
Accounts payables	-	854
Accrued payables	5,757	9,367
Inventory	-	(24,009)

Other liabilities	98,666	-
Net cash provided by (used for)
operating activities	97,864	(43,357)

Cash Flows From Investing Activities:
	-	-
Net cash provided by (used for)
investing activities	-	-

(Contued On Following Page)

The accompanying notes are an integral part of the consolidated financial statements.

BY DESIGN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Continued From Previous Page)

	Six Months	Six Months
	Ended	Ended
	June 30, 2009	June 30, 2010

Cash Flows From Financing Activities:
Note payable - borrowings	-	12,000
Note payable - payments	-	(225,947)
Distributions	(120,000)	-
Sale of common stock	-	262,679
Net cash provided by (used for)
financing activities	(120,000)	48,732

Net Increase (Decrease) In Cash	(22,136)	5,375

Cash At The Beginning Of The Period	39,979	15,960

Cash At The End Of The Period	$17,843	$21,335

Schedule Of Non-Cash Investing And Financing Activities

In June 2010 the company recorded a debt relief capital contribution from it's Director for notes payable of $138,800 including interest of $70,543 and accounts payable of $9,420.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We have a subsidiary known as Stone Select, LLC which markets hand-carved interior and exterior natural stone ornamentation and architectural elements Stone Select, LLC’s principal products consist of fireplace surrounds, kitchen range hoods, flooring, base and case trim materials, exterior ornamentation, fountains, planters, , and exterior window and door surrounds. At the present time, most of the sales of Stone Select, LLC come from natural stone fireplace surrounds, kitchen range hoods, and trim materials. At the present time, all of our revenues are generated through our subsidiary, Stone Select, LLC. We currently operate exclusively in the Denver, Colorado Metropolitan area. We market and sell all of our products and services to commercial and residential builders and interior designers. Our target market is a custom home in the three to twenty million dollar price range. We have no website but Stone Select, LLC operates a website at www.stoneselect.us.

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

In July 2005, we completed a registered offering of our common stock under the provisions of the Colorado securities laws and under an exemption from the federal securities laws. We sold a total of 197,802 shares of common stock at a price of $0.50 per share to a total of 40 investors. We raised a total of $98,901 in this offering.

Change in Control Transaction

On June 24, 2010, Deanie J. Underwood, the former President and Chief Executive Officer, and Bradley C. Underwood, one of our then significant shareholders, privately sold 5,358,242 shares of our common stock, constituting approximately 74.4% of our then outstanding shares, to certain unaffiliated, non-U.S. purchasers pursuant to separate stock purchase agreements.  As a result of the privately-negotiated sales, a change of control of our company occurred.  The unaffiliated purchasers purchased the shares for a total of approximately $100,000 in cash, inclusive of related acquisition costs.  The terms of the purchase and sale transactions were as a result of arm’s-length negotiations between us and each of the purchasers.  Neither party had any relationship with the other prior to the transaction.

On June 24, 2010, we issued an aggregate of 40,802,198 new shares of our common stock to 16 unaffiliated non-U.S. investors, pursuant to separate stock subscription agreements.  We received total gross proceeds of approximately $262,679 in consideration for the sale of such shares.  We completed the sale of the new shares in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Regulation D and Regulation S promulgated thereunder.

In connection with the change in control, Ms. Underwood, our then sole officer, resigned from her positions.  Ms. Underwood also resigned as our sole director.  Gary S. Ohlbaum, the Group Managing Director of Nourican Trading Ltd., an international investment and advisory firm, was elected to our board of directors and appointed to be our President, Chief Executive Officer and Chief Financial Officer.

Our business focus did not change in connection with the transactions described above.

As of the date hereof, we have 50,000,000 outstanding shares of common stock.  No other shares of our capital stock, warrants, stock options or other securities are outstanding.  We intend to amend our Articles of Incorporation to increase the total number of shares of our common stock that we are authorized to issue from 50,000,000 shares to 500,000,000 shares of our common stock to accommodate future transactions, although we have no current agreements or commitments with respect to any such transactions.

In addition to increasing the total number of shares of our common stock that we are authorized to issue, we intend to amend our Articles of Incorporation to change our corporate name from By Design, Inc. to Global Gate Property Corp.

Results of Operations

The revenues for all of the relevant periods in this discussion came from sales of products in our subsidiary, Stone Select, LLC. We had no revenues from our interior design consulting operated through By Design, Inc.

For the three and six months ended June 30, 2010, sales were $34,016 and $182,065, respectively. For the three and six months ended June 30, 2009, sales were $1,200 and $136,439, respectively. Our revenues have increased despite the decline of the economy in 2009, which accounted for our lower revenue.

While there were declining construction activities in the Denver area during the first six months of 2010, our revenues remain strong primarily because we maintained the number of our existing projects, which should keep us occupied for the next few months.

For the three and six months ended June 30, 2010, cost of goods sold were $17,252 and $81,698, respectively, as compared to $72,102 and $106,772 for the three and six months ended June 30, 2009, respectively.  Costs of goods sold include all direct costs incurred in selling products. We do not separate sales of different product lines into operating segments. Our cost of goods decreased for the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009 principally because of anticipated lower sales volume.

The difference between sales and cost of goods sold is gross profit. Our gross profit amount (and as a percentage of sales) for the three months ended June 30, 2010 was higher at $16,764 or 49.28% as compared to gross profit for the three months ended June 30, 2009 of $(70,902)  or (5908.50%).  Our gross profit amount and percentage for the six months ended June 30, 2010 was higher at $100,367 (55,13%) as compared to gross profit for the six months ended June 30, 2009 of $29,667 (21.74%).

Operating expenses, which include depreciation and general and administrative expenses for the three and six months ended June 30, 2010 were $93,836 and $119,718, respectively. Our operating expenses for the three and six months ended June 30, 2009 were $29,803 and $80,024, respectively.  The major components of operating expenses include rent, marketing costs, professional fees, which consist of legal and accounting costs, and telephone expenses. For the three and six months ended June 30, 2010, we had higher general and administrative expenses, which was a result of increased legal and accounting expenses.

As a result of the foregoing, we had net loss of $81,148 ($0.01 per share) and $28,718 ($0.00 per share) for the three and six months ended June 30, 2010, respectively, compared to net loss of $105,831 ($0.01 per share) and $60,609 ($0.01 per share) for the three and six months ended June 30, 2009.

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

Liquidity and Capital Resources

As of June 30, 2010, we had cash or cash equivalents of $21,335, compared to $17,843 in cash or cash equivalents as of June 30, 2009.

Net cash used for operating activities was $43,357 for the six months ended June 30, 2010 compared net cash provided by operating activities of $97,864 for the six months ended June 30, 2009.

Cash flows used for investing activities were $0 for the six months ended June 30, 2010 and for the six months ended June 30, 2009.

Cash flows provided by financing activities were $48,732 for the six months ended June 30, 2010 compared to cash flows used for financing activities of $120,000 for the six months ended June 30, 2009.

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

Our principal source of liquidity will be our operations. We expect variation in revenues to account for the difference between a profit and a loss. Also business activity is closely tied to the economy of Denver and the U.S. economy. Because we currently only sell stone products, a slow down in purchases of construction materials could have a negative impact to our business. We were not profitable for the three months ended June 30, 2010, and we have no idea to what extent the economic situation may affect us for the second half of fiscal year 2010, although we have started our fiscal year with two projects which could provide substantial sales and which will occupy most of 2010. In any case, we try to operate with minimal overhead. Our primary activity will be to seek to develop clients and, consequently, our sales. If we succeed in expanding our client base and generating sufficient sales, we will become profitable. We cannot guarantee that this will ever occur. Our plan is to build our company in any manner which will be successful.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required

ITEM 4. CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures.

An evaluation was carried out under the supervision and with the participation of the our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (in this case the same person), of the effectiveness of our disclosure controls and procedures as of June 30, 2010.  Based on that evaluation, our CEO/CFO has concluded that our disclosure controls and procedures are effective to provide reasonable assurance that: (i) information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our CEO/CFO, as appropriate to allow timely decisions regarding required disclosure by us; and (ii) information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)           Changes in Internal Controls.

During the quarter ended June 30, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results.

ITEM 6.  EXHIBITS

Exhibit Number	Description

3.1
Articles of Incorporation of By Design, Inc.  Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2 (file no. 333-145760) filed with the Securities and Exchange Commission on August 29, 2007.

3.2
Bylaws of By Design, Inc.  Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form SB-2 (file no. 333-145760) filed with the Securities and Exchange Commission on August 29, 2007.

31.1	Section 302 Certification of Chief Executive Officer and Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 16, 2010	By Design, Inc.

	By:	/s/ Gary S. Ohlbaum
Gary S. Ohlbaum
President, Chief Executive Officer and
Chief Financial Officer
(principal executive officer and principal
financial and accounting officer)