Form 10-Q
period 2010-09-30
Global Gate Property Corp.
filed 2010-11-22
CIK 1334345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________

FORM 10-Q
____________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 000-53220

Global Gate Property Corp.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	20-3305472
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2519 East Kentucky Ave., Denver, Colorado	80209
(Address of Principal Executive Offices)	(Zip Code)

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

The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, November 19, 2010, was 50,033,333.

GLOBAL GATE PROPERTY CORP.

FORM 10-Q

September 30, 2010

INDEX

PART I-- FINANCIAL INFORMATION

PART II-- OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 6.	Exhibits	19

Signatures		20

PART I - FINANCIAL INFORMATION

For purposes of this document, unless otherwise indicated or the context otherwise requires, all references herein to “Global Gate,” “we,” “us,” and “our” refer to Global Gate Property Corp., a Nevada corporation. Except as we might otherwise specifically indicate, all references to us include our subsidiaries.

ITEM 1. FINANCIAL STATEMENTS

GLOBAL GATE PROPERTY CORP.
CONSOLIDATED BALANCE SHEETS

	Dec. 31, 2009 (As Restated)	Sept. 30, 2010 (Unaudited)

ASSETS

Current assets:
Cash	$15,960	$3,453
Inventory	21,315	60,750
Total current assets	37,275	64,203

Fixed assets	88,828	88,828
Less: Accumulated depreciation	(36,481)	(43,826)
Other assets	4,100	4,100
	56,447	49,102

Total assets	$93,722	$113,305

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$-	$160,237
Due to related parties	358,686	9,988
Accrued interest payable	61,176	-
Other liabilities	8,066	1,044
Total current liabilties	427,928	171,269

Stockholders' equity (deficit):
Preferred stock, $.01 par value;
1,000,000 shares authorized;
No shares issued & outstanding	-	-
Common stock, $.001 par value;
500,000,000 shares authorized;
9,197,802 and 50,000,000 shares issued
& outstanding at December 31, 2009	9,198	50,000
and September 30, 2010, respectfully
Additional paid in capital	9,691	432,862
Accumulated deficit	(219,499)	(407,568)

Total Global Gate Property Corp. stockholders' equity (deficit)	(200,610)	75,294
Noncontrolling interest	(133,596)	(133,258)
Total stockholders' deficit	(334,206)	(57,964)

Total liabilities and stockholders' equity (deficit)	$93,722	$113,305

The accompanying notes are an integral part of the consolidated financial statements.

GLOBAL GATE PROPERTY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	Sept. 30, 2009	Sept. 30, 2010	Sept. 30, 2009	Sept. 30, 2010
	(As Restated)		(As Restated)

Sales	$126,096	$-	$262,535	$182,216
Cost of goods sold	58,028	-	164,800	81,698

Gross profit	68,068	-	97,735	100,518

Operating expenses:
Amortization & depreciation	2,448	2,448	7,345	7,345
General and administrative	5,080	174,028	80,207	271,531
	7,528	176,476	87,552	278,876

Income (loss) from operations	60,540	(176,476)	10,183	(178,358)

Other income (expense):
Interest expense	(5,516)	(6)	(15,768)	(9,373)

Income (loss) before provision for
income taxes	55,024	(176,482)	(5,585)	(187,731)

Provision for income tax	-	-	-	-

Net income (loss)	55,024	(176,482)	(5,585)	(187,731)
Less: Net loss (income) attributable to the noncontrolling interest	(31,313)	9,715	(11,913)	(338)

Net income (loss) attributable to common stockholders	$23,711	$(166,767)	$(17,498)	$(188,069)

Net income (loss) per share
(Basic and fully diluted)	$0.00	$(0.00)	$(0.00)	$(0.01)

Weighted average number of
common shares outstanding	9,197,802	50,000,000	9,197,802	23,994,203

The accompanying notes are an integral part of the consolidated financial statements.

GLOBAL GATE PROPERTY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended Sept. 30, 2009	Nine Months Ended Sept. 30 Sept. 30, 2010

Cash flows from operating activities:
Net loss	$(5,585)	$(187,731)

Adjustments to reconcile net loss to net cash
provided by (used for) operating activities:
Depreciation and amortization	7,345	7,345
Changes in assets and liabilities:
Accounts receivable	49,153	-
Inventory	9,586	(39,435)
Accounts payable	-	160,237
Accrued payables	11,273	-
Other liabilities	9,052	(7,022)
Net cash provided by (used for)
operating activities	80,824	(66,606)

Cash flows from financing activities:
Proceeds from payable to related parties	11,000	34,836
Repayment of payable to related parties	-	(225,947)
Sale of common stock	-	245,210
Distributions	(129,586)	-
Net cash provided by (used for)
financing activities	(118,586)	54,099

Net decrease in cash	(37,762)	(12,507)

Cash at the beginning of the period	39,979	15,960

Cash at the end of the period	$2,217	$3,453

Schedule of non-cash investing and financing activities:

In June 2010, the Company recorded a debt relief capital contribution from it's former Director for notes payable of $138,800, related accrued interest of $70,543 and accounts payable of $9,420.

Supplemental disclosures:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

GLOBAL GATE PROPERTIES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Global Gate Property Corp. (formerly By Design, Inc.) (the “Company”), was incorporated in the State of Nevada on February 23, 2006. The Company was formed to market and supply home design products to residential and commercial builders and developers.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q, do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and related notes filed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of operations for a full year.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Global Gate Property Corp. and its 51% owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

Net Income (Loss) per Share

Basic and diluted net income (loss) per share is presented in conformity with ASC Topic 260, "Earnings per Share," for all periods presented. In accordance with ASC Topic 260, basic and diluted net loss per common share was determined by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding during the period.

GLOBAL GATE PROPERTIES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued ASU 2010-02, “Accounting and Reporting for Decreases in Ownership of a Subsidiary—a Scope Clarification” ("ASU 2010-02"), in response to practice issues entities encountered in applying the decrease in ownership provisions of SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (codified in ASC 810-10, “Consolidation”). ASU 2010-02 clarifies that the decrease in ownership provisions of ASC 810-10 and related guidance apply to (a) a subsidiary or group of assets that is a business or nonprofit activity, (b) a subsidiary or group of assets that is a business or nonprofit activity for a noncontrolling interest in an entity (including an equity method investee or joint venture) and (c) an exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity (including an equity method investee or joint venture). In addition, ASU 2010-02 clarifies that the decrease in ownership guidance does not apply to sales of in-substance real estate or conveyances of oil and gas mineral rights, even if these transactions involve businesses. Finally, the ASU expands the disclosures required upon deconsolidation of a subsidiary. The adoption of ASU 2010-02 on January 1, 2010 did not have an impact on the Company's financial statements.

NOTE 3. CHANGE IN CONTROL TRANSACTION

On June 24, 2010, Deanie J. Underwood, the former President and Chief Executive Officer, and Bradley C. Underwood, one of the Company’s then significant shareholders, privately sold 7,197,802 shares of the Company’s common stock, constituting approximately 78.3% of the Company’s then outstanding shares, to certain unaffiliated, non-U.S. purchasers pursuant to separate stock purchase agreements.  As a result of the privately-negotiated sales, a change of control of the Company occurred.  The unaffiliated purchasers purchased the shares for a total of approximately $75,000 in cash, inclusive of related acquisition costs.  The terms of the purchase and sale transactions were as a result of arm’s-length negotiations between the sellers and each of the purchasers.  Neither party had any relationship with the other prior to the transaction.

On June 24, 2010, the Company issued an aggregate of 40,802,198 new shares of the Company’s common stock to 16 unaffiliated non-U.S. investors, pursuant to separate stock subscription agreements.  The Company received total gross proceeds of $245,210 in consideration for the sale of such shares.  The Company completed the sale of the new shares in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Regulation D and Regulation S promulgated thereunder. In connection with issuance of the new shares on June 24, 2010, the Company issued 40,802,198 warrants exercisable at $0.10 per share for a 1 year period and 40,802,198 warrants exercisable at $0.20 per share for a 2 year period.  The warrants issued with common stock were recorded as additional paid in capital at the estimated fair market value of $383.

GLOBAL GATE PROPERTIES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In connection with the change in control, Mrs. Underwood, the Company’s then sole officer, resigned from her positions.  Mrs. Underwood also resigned as the Company’s sole director.  Gary S. Ohlbaum, the Group Managing Director of Nourican Trading Ltd., an international investment and advisory firm, was elected to the Company’s board of directors and appointed to be the Company’s President, Chief Executive Officer and Chief Financial Officer.  The Company’s business focus did not change in connection with the transactions described above.

As of September 30, 2010, the Company had 50,000,000 outstanding shares of common stock, 40,802,198 warrants exercisable at $0.10 per share and 40,802,198 warrants exercisable at $0.20 per share. No other shares of the Company’s capital stock, warrants, stock options or other securities were outstanding.  On August 20, 2010, the Company amended its Articles of Incorporation to change the Company’s corporate name to Global Gate Property Corp. and increase the total number of shares of the Company’s common stock that it is authorized to issue from 50,000,000 shares to 500,000,000 shares of the Company’s common stock to accommodate future transactions, part of which was used to acquire Macoy Capital Partners, Inc. on October 22, 2010 (see Note 6). Other than for the exercise of the warrants, the Company has no current agreements or commitments with respect to any such additional transactions.

The following table summarizes our warrant activities for the nine months ended September 30, 2010:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2010	-	$-
Issued	81,604,396	0.15
Exercised	-	-
Cancelled or expired	-	-

Outstanding at September 30, 2010	81,604,396	0.15

The weighted-average remaining contractual life of the warrants outstanding at September 30, 2010 is 1.2 years.

NOTE 4. RELATED PARTY TRANSACTIONS

As of June 24, 2010, the Company owed Mrs. Underwood $444,710 relating to advances made to the Company over several years and related accrued interest. The Company repaid Mrs. Underwood $225,947 on June 24, 2010, from the proceeds of the sale of shares discussed in Note 3 above, and Mrs. Underwood forgave $218,763 of the remaining advances and interest due. This forgiveness was recorded as a contribution to additional paid in capital.

GLOBAL GATE PROPERTIES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. RESTATEMENT OF FINANCIAL STATEMENTS

The Company has reviewed the accounting treatment as it relates to the noncontrolling interest in its 51% owned subsidiary’s earnings.  As a result of this review, management has determined that the accounting for noncontrolling interest as it related to its subsidiary was incorrect and not in accordance with the provisions of Statement of Financial Accounting Standard No. 160, Noncontrolling interest in Consolidated Financial Statements – an amendment of ARB No. 51, superseded by ASC 810-10-65 (the “Standard”), adopted by the Company on January 1, 2009.  The Standard provides that losses allocable to noncontrolling interest in a subsidiary may exceed the noncontrolling member’s interest in the subsidiary’s equity.  The excess, and any further losses allocable to the noncontrolling interest, shall be allocated to the noncontrolling member’s interest even if that allocation results in a deficit noncontrolling interest balance.  Prior to the adoption of the Standard, ARB 51 prohibited the allocation of losses to a noncontrolling interest if that allocation resulted in a deficit noncontrolling interest balance.

This change in accounting treatment resulted in a restatement of accumulated deficit, additional paid in capital and noncontrolling interest on the Company’s balance sheet as of December 31, 2009, and noncontrolling interest and loss attributable to common shareholders on the Company’s statements of operations for the three and nine months ended September 30, 2009.

Additionally, the Company determined the amounts included in prior year’s Consolidated Statement of Operations for the three months ended September 30, 2009 erroneously included amounts from an incorrect period, which have been corrected within this filing.

The restatement had no impact on total assets, liabilities or cash flows. The restatement will not have any effect on reported earnings for future periods.  A summary of the effects of the restatement as of December 31, 2009 and for the three and nine month periods ended September 30, 2009 are as follows:

Balance Sheet
December 31, 2009	As previously reported	Restatement	As Restated

Additional paid in capital	$(80,683)	$90,374	$9,691
Accumulated deficit	(262,721)	43,222	(219,499)
Noncontrolling interest	-	(133,596)	(133,596)

GLOBAL GATE PROPERTIES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Statement of Operations
Three months ended September 30, 2009	As previously reported	Restatement	As Restated
Sales	$1,200	$124,896	$126,096
Cost of goods sold	72,102	(14,074)	58,028
Gross profit / (loss)	(70,902)	138,970	68,068
Operating expenses	29,803	(22,275)	7,528
Interest expense	5,126	390	5,516
Net income (loss)	(105,831)	160,855	55,024
Less: Net income attributable to noncontrolling interest	-	(31,313)	(31,313)
Net income attributable to common shareholders	-	23,711	23,711
Basic and diluted income (loss) per common share	(0.01)	0.01	0.00

Statement of Operations
Nine months ended September 30, 2009	As previously reported	Restatement	As Restated
Net loss	$(5,585)	$-	$(5,585)
Less: Net income attributable to noncontrolling interest	-	(11,913)	(11,913)
Net loss attributable to common shareholders	-	(17,498)	(17,498)
Basic and diluted loss per common share	(0.00)	-	(0.00)

NOTE 6. SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission.

GLOBAL GATE PROPERTIES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On October 1, 2010, the Company entered into an employment agreement with Gary S. Ohlbaum to secure Mr. Ohlbaum’s services as President, Chief Executive Officer and Chief Financial Officer of the Company and its subsidiaries. Mr. Ohlbaum’s employment agreement entitles him to receive, effective October 1, 2010, equity-based award consisting of 10,000,000 stock options, exercisable at $0.75 per share. The term of the employment agreement commenced on October 1, 2010 and ends on September 30, 2011, but can be renewed for successive one year periods unless terminated, as provided in the employment agreement.   Mr. Ohlbaum shall be paid an annual base salary of $180,000, which may be amended by the Company’s board of directors.

On October 22, 2010, the Company purchased 51% of the outstanding shares of common stock of Macoy Capital Partners, Inc., pursuant to a Stock Purchase Agreement with Mitch Ohlbaum, its former sole shareholder.  Under the Stock Purchase Agreement, the Company purchased 510 shares of common stock of Macoy Capital Partners from Mr. Ohlbaum in consideration for $10,000 in cash and 33,333 shares of the Company’s common stock valued at $0.75 per share.  Macoy Capital Partners is licensed as a real estate broker by the California Department of Real Estate and the Nationwide Mortgage Licensing System.  Its main focus is to broker residential and commercial loans to the general public.  Macoy Capital Partners also provides residential and commercial real estate brokerage services.  Mitch Ohlbaum is the brother of Gary S. Ohlbaum, the Company’s President and Chief Executive Officer.

There were no other subsequent events that required recognition or disclosure.

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

Overview and History

We were incorporated under the laws of the State of Nevada on February 23, 2005. We have active operations. We market interior and exterior design consulting services to real estate developers and builders for their real estate projects. The sale of these consulting services includes our recommendations for the purchase of accessories and architectural elements to be included or placed in the residential and commercial spaces, as built or retrofitted. These consulting services and associated products will be sold through Global Gate Property Corp.  We currently have no active projects in Global Gate Property Corp.

We have a subsidiary known as Stone Select, LLC which markets hand-carved interior and exterior natural stone ornamentation and architectural elements. Stone Select, LLC’s principal products consist of fireplace surrounds, kitchen range hoods, flooring, base and case trim materials, exterior ornamentation, fountains, planters and exterior window and door surrounds. At the present time, most of the sales of Stone Select, LLC come from natural stone fireplace surrounds, kitchen range hoods, and trim materials.  The majority of our revenues through September 30, 2010 were generated through our subsidiary, Stone Select, LLC. Stone Select, LLC operates exclusively in the Denver, Colorado Metropolitan area. It markets and sells all of its products and services to commercial and residential builders and interior designers. Its target market is a custom home in the three to twenty million dollar price range. Stone Select, LLC operates a website at www.stoneselect.us.

We were incorporated as a successor to an operation which began in 1996. The predecessor company was a sole proprietorship owned by Ms. Deanie Underwood known as “By Design.” This company provided interior design and refurbishment work similar to the present company and averaged two to three clients per year but had no activity in the two years prior to being acquired by us. It was marginally profitable in most years it was operational. This company has been absorbed into us and is no longer in existence. We acquired the assets of this sole proprietorship in a tax-free exchange under the Internal Revenue Code in February, 2005.

In July 2005, we completed a registered offering of our common stock under the provisions of the Colorado securities laws and under an exemption from the federal securities laws. We sold a total of 197,802 shares of common stock at a price of $0.50 per share to a total of 40 investors. We raised a total of $98,901 in this offering.

On June 24, 2010, Deanie J. Underwood, the former President and Chief Executive Officer, and Bradley C. Underwood, one of our then significant shareholders, privately sold 7,197,802 shares of our common stock, constituting approximately 78.3% of our then outstanding shares, to certain unaffiliated, non-U.S. purchasers pursuant to separate stock purchase agreements.  As a result of the privately-negotiated sales, a change of control of our company occurred.  The unaffiliated purchasers purchased the shares for a total of $75,000 in cash, inclusive of related acquisition costs.  The terms of the purchase and sale transactions were as a result of arm’s-length negotiations between the sellers and each of the purchasers.  Neither party had any relationship with the other prior to the transaction.

On June 24, 2010, we issued an aggregate of 40,802,198 new shares of our common stock to 16 unaffiliated non-U.S. investors, pursuant to separate stock subscription agreements.  We received total gross proceeds of $245,210 in consideration for the sale of such shares.  We completed the sale of the new shares in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Regulation D and Regulation S promulgated thereunder.  In connection with issuance of the new shares on June 24, 2010, we issued 40,802,198 warrants exercisable at $0.10 per share for a 1 year period and 40,802,198 warrants exercisable at $0.20 per share for a 2 year period.  The warrants issued with common stock were recorded as additional paid in capital at the estimated fair market value of $383.

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

On August 20, 2010, we amended our articles of incorporation to change our corporate name from By Design, Inc. to Global Gate Property Corp., and to increase the number of authorized shares of our common stock from 50,000,000 to 500,000,000 shares.  In connection with our name change, our trading symbol was changed to GGPC on the OTC Bulletin Board.  As of September 30, 2010, we had 50,000,000 outstanding shares of common stock, 40,802,198 warrants exercisable at $0.10 per share and 40,802,198 warrants exercisable at $0.20 per share.  No other shares of our capital stock, warrants, stock options or other securities were outstanding.

Recent Developments

On October 1, 2010, we entered into an employment agreement with Gary S. Ohlbaum to secure Mr. Ohlbaum’s services as President, Chief Executive Officer and Chief Financial Officer of the Company and its subsidiaries. Mr. Ohlbaum’s employment agreement entitles him to receive, effective October 1, 2010, equity-based award consisting of 10,000,000 stock options, exercisable at $0.75 per share. The term of the employment agreement commenced on October 1, 2010 and ends on September 30, 2011, but can be renewed for successive one year periods unless terminated, as provided in the employment agreement.   Mr. Ohlbaum shall be paid an annual base salary of $180,000, which may be amended by our board of directors.

On October 22, 2010, we purchased 51% of the outstanding shares of common stock of Macoy Capital Partners, Inc., pursuant to a Stock Purchase Agreement with Mitch Ohlbaum, its former sole shareholder.  Under the Stock Purchase Agreement, we purchased 510 shares of common stock of Macoy Capital Partners from Mr. Ohlbaum in consideration for $10,000 in cash and 33,333 shares of our common stock valued at $0.75 per share.  Macoy Capital Partners is licensed as a real estate broker by the California Department of Real Estate and the Nationwide Mortgage Licensing System.  Its main focus is to broker residential and commercial loans to the general public.  Macoy Capital Partners also provides residential and commercial real estate brokerage services.  Mitch Ohlbaum is the brother of Gary S. Ohlbaum, our President, Chief Executive Officer and Chief Financial Officer.

Results of Operations

The revenues for all of the relevant periods in this discussion came from sales of products in our subsidiary, Stone Select, LLC. We had no revenues from our interior design consulting operated through Global Gate Property Corp.

For the three and nine months ended September 30, 2010, sales were $0 and $182,216 respectively. For the three and nine months ended September 30, 2009, sales were $126,096 and $262,535, respectively. Our revenues depend on construction activities in the Denver area and our ability to market our products.  There were no sales during the three months ended September 30, 2010 due to the continued decline in construction activities in the Denver area in 2010.  Based on current existing orders, we anticipate an increase in revenues for the fourth quarter of 2010 compared to the third quarter of 2010.

For the three and nine months ended September 30, 2010, cost of goods sold were $0 and $81,698, respectively, as compared to $58,028 and $164,800 for the three and nine months ended September 30, 2009, respectively.  Costs of goods sold include all direct costs incurred in selling products. We do not separate sales of different product lines into operating segments. Our cost of goods decreased for the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009 principally because of lower sales volume.

The difference between sales and cost of goods sold is gross profit. Our gross profit amount (and as a percentage of sales) for the three months ended September 30, 2010 was lower at $0 (0%) as compared to gross profit for the three months ended September 30, 2009 of $68,068 (53.98%).  Our gross profit amount and percentage for the nine months ended September 30, 2010 was higher at $100,518 (55.16%) as compared to gross profit for the nine months ended September 30, 2009 of $97,735 (37.23%).  The increase in gross profit as a percentage of sales was primarily due to a change in the mix of products sold during the current year.

Operating expenses, which include depreciation and general and administrative expenses for the three and nine months ended September 30, 2010 were $176,476 and $278,876, respectively. Our operating expenses for the three and nine months ended September 30, 2009 were $7,528 and $87,552, respectively.  The major components of operating expenses include rent, marketing costs, bad debt expense, telephone expenses and professional fees, which consist of legal, consulting, and accounting costs. For the three and nine months ended September 30, 2010, we had higher general and administrative expenses, which was primarily a result of increased legal of approximately $57,000 during the three months ended September 30, 2010, increased consulting expenses of $80,000 during the three months ended September 30, 2010 and increased bad debt expenses of approximately $38,000 during the nine months ended September 30, 2010.

We had a net loss of $176,482 (less than $0.01 per share) and $187,731 ($0.01 per share) for the three and nine months ended September 30, 2010, respectively, compared to net income of $55,024 (less than $0.01 per share) and net loss of $5,585 (less than $0.01 per share), for the three and nine months ended September 30, 2009.

Net loss (income) attributable to noncontrolling interest recorded for the three and nine months ended September 30, 2010 and 2009 represents profit or loss allocations due to the 49% owners of Stone Select, LLC.  We had a net loss (income) attributable to noncontrolling interest of $9,715 and $(338) for the three and nine months ended September 30, 2010, respectively, compared to net income attributable to noncontrolling interest of $31,313 and $11,913 for the three and nine months ended September 30, 2009, respectively.  The decrease in net loss (income) attributable to noncontrolling interest recorded for the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009 represents a decrease in earnings by Stone Select, LLC during these periods.

As a result of the foregoing, we had a net loss attributable to common stockholders of $166,767 (less than $0.01 per share) and $188,069 ($0.01 per share) for the three and nine months ended September 30, 2010, respectively, compared to net income attributable to common stockholders of $23,711 (less than $0.01 per share) and a net loss attributable to common stockholders of $17,498 (less than $0.01 per share) for the three and nine months ended September 30, 2009.

For the fiscal year ended 2009, our accountants have expressed doubt about our ability to continue as a going concern as a result of our working capital deficit. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate clients who will purchase our products and use our services and our ability to generate revenues.

Operating expenses are expected to increase in the fourth quarter of 2010 as a result of the employment agreement entered into with Gary S. Ohlbaum to secure Mr. Ohlbaum’s services as our President, Chief Executive Officer and Chief Financial Officer, legal and consulting costs relating to the acquisition of Macoy Capital Partners, Inc. on October 22, 2010 and additional operating costs relating to Macoy Capital Partners, Inc. subsequent to the acquisition date.

On the other hand, we may choose to scale back our operations to operate at break-even with a smaller level of business activity, while adjusting our overhead to meet the revenue from current operations. In addition, we expect that we will need to raise additional funds if we decide to pursue expansion, the development of new or enhanced services and products, appropriate responses to competitive pressures, or the acquisition of complementary businesses or technologies, or if we must respond to unanticipated events that require us to make additional investments. We cannot assure that additional financing will be available when needed on favorable terms, or at all.

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

Liquidity and Capital Resources

As of September 30, 2010, we had cash or cash equivalents of $3,453, compared to $2,217 in cash or cash equivalents as of September 30, 2009.

Net cash used for operating activities was $66,606 for the nine months ended September 30, 2010 compared net cash provided by operating activities of $80,824 for the nine months ended September 30, 2009.

Cash flows used for investing activities was $0 for the nine months ended September 30, 2010 and for the nine months ended September 30, 2009.

Net cash provided by financing activities was $54,099 for the nine months ended September 30, 2010 compared to net cash used for financing activities of $118,586 for the nine months ended September 30, 2009.

The Company is currently seeking additional capital to fund operations and expansion of the business.

We were not profitable for the three months ended September 30, 2010, and we have no idea to what extent the economic situation may affect us for the remainder of fiscal year 2010.  We expect Macoy Capital Partners, Inc. to generate a small profit for the remainder of 2010 from the date of acquisition on October 22, 2010.  Our primary activity will be to seek to develop clients and, consequently, our sales. We cannot guarantee that this will ever occur. Our plan is to build our company in any manner which will be successful.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements with any party.

Plan of Operation

Our plan for the next twelve months immediately is to operate at a profit or at break even. Our plan is to grow Macoy Capital Partners, Inc. brokerage activities, and seek further partnerships and acquisitions, to become profitable in our operations.

Currently, we are conducting business through Stone Select, LLC in the Denver Metropolitan area and Macoy Capital Partners, Inc. in Los Angeles, California.

Currently, we believe that we have sufficient capital or access to capital to implement our proposed business operations or to sustain them for the next twelve months. If we can sustain profitability, we could operate at our present level indefinitely.

Proposed Milestones to Implement Business Operations

At the present time, we are operating from the Denver Metropolitan area and Los Angeles, California. Our plan is to make our operation profitable for the fiscal year 2011. We estimate that we must generate approximately $500,000 in sales per year to be profitable based on the current position of the business.

We do not believe that we can be profitable or at break even by the end of the current fiscal year. Based upon our current business and fund raising plans, we have adjusted our operating expenses so that cash generated from operations and from working capital financing is expected to be sufficient for the foreseeable future to fund our operations at our currently forecasted levels, and assuming our fund raising is successful. To try to operate at a break-even level based upon our current level of anticipated business activity, we believe that we must generate approximately $500,000 in revenue per year. However, if our forecasts are inaccurate, we will need to raise additional funds.

On the other hand, we may choose to scale back our operations to operate at break-even with a smaller level of business activity, while adjusting our overhead to meet the revenue from current operations. In addition, we expect that we will need to raise additional funds if we decide to pursue expansion, the development of new or enhanced services and products, appropriate responses to competitive pressures, or the acquisition of complementary businesses, or if we must respond to unanticipated events that require us to make additional investments. We cannot assure that additional financing will be available when needed on favorable terms, or at all.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of the our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (in this case the same person), of the effectiveness of our disclosure controls and procedures as of September 30, 2010.  Based on that evaluation, our CEO/CFO has concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that: (i) information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our CEO/CFO, as appropriate to allow timely decisions regarding required disclosure by us; and (ii) information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Based on management’s evaluation of the design of our internal control over financial reporting, management determined that there were material weaknesses in our internal control over financial reporting.  The material weaknesses identified during management's assessment were (i) a lack of sufficient internal accounting expertise to provide reasonable assurance that our financial statements and notes thereto, are prepared in accordance with generally accepted accounting principles (GAAP) and (ii) a lack of segregation of duties to ensure adequate review of financial statement preparation. In light of these material weaknesses, management concluded that we did not maintain effective internal control over financial reporting. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected.

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the relationship between the benefit of desired controls and procedures and the cost of implementing new controls and procedures.  The consolidated financial statements as of and for the period ended September 30, 2010 includes all adjustments identified as a result of the evaluation performed.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

        As of September 30, 2010, we are in the process of remediating the material weaknesses.  We recently added additional financial resources to our finance department and implemented certain other controls and procedures which management believes will prevent the recurrence of the material weakness described above.  However, it will require a period of time to determine the operating effectiveness of these newly implement internal controls over financial reporting. We plan to be testing and re-evaluating our controls periodically during 2010 and 2011.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results.

ITEM 6.  EXHIBITS

Exhibit Number	Description

3.1
Articles of Incorporation.  Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2 (file no. 333-145760) filed with the Securities and Exchange Commission on August 29, 2007.

3.2
Certificate of Amendment to Articles of Incorporation, as filed with the Nevada Secretary of State on August 20, 2010.  Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 26, 2010.

3.3	Bylaws. Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form SB-2 (file no. 333-145760) filed with the Securities and Exchange Commission on August 29, 2007.

31.1	Section 302 Certification of Chief Executive Officer and Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 22, 2010	Global Gate Property Corp.

	By:	/s/ Gary S. Ohlbaum
Gary S. Ohlbaum
President, Chief Executive Officer and
Chief Financial Officer
(principal executive officer and principal
financial and accounting officer)