Form 10-Q/A
period 2009-03-31
Global Gate Property Corp.
filed 2011-01-21
CIK 1334345

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1 to
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

EXPLANATORY NOTE

This Amendment No.1 to our Quarterly Report on Form 10-Q includes restated consolidated financial statements for the three months ended March  31, 2008 and 2009, which includes changes to the Company’s Balance Sheets at December 31, 2008 and March  31, 2009 and its Statement of Operations for the three months ended March  31, 2008 and 2009 with respect to the correct accounting for the Company’s noncontrolling interest in its 51% owned subsidiary and to correct $40,000 which was incorrectly recorded as a distribution from accumulated deficit on the Company’s March 31, 2009 balance sheet, which should have been recorded as a reduction in additional paid in capital.  This Amendment speaks as of the original filing date of our Quarterly Report on Form 10-Q and has not been updated to reflect events occurring subsequent to the original filing date.

FORM 10-Q/A

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

ITEM 1.  FINANCIAL STATEMENTS

BY DESIGN, INC.

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended March 31, 2009

By Design, Inc.
Consolidated Financial Statements
(Unaudited)

TABLE OF CONTENTS

Page

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated balance sheets	5
Consolidated statements of operation	6
Consolidated statements of cash flows	7
Notes to consolidated financial statements	9

BY DESIGN, INC.
CONSOLIDATED BALANCE SHEETS

		Mar. 31, 2009
	Dec. 31, 2008	(Unaudited)
	(as Restated)	(as Restated)

ASSETS

Current assets
Cash	$39,979	$17,433
Accounts receivable	49,153	-
Inventory	41,109	41,109
Total current assets	130,241	58,542

Fixed assets	88,828	88,828
Less accumulated depreciation	(26,688)	(29,136)
Other assets	4,100	4,100
	66,240	63,792

Total Assets	$196,481	$122,334

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$4,495	$-
Related party payables	11,939	11,939
Related party advances	341,747	341,747
Accrued interest payable	40,481	45,607
Other liabilities	8,862	8,862
Total current liabilties	407,524	408,155

Total Liabilities	407,524	408,155

Stockholders' Equity (Deficit)
By Design, Inc. stockholders' equity (deficit)
Preferred stock, $.01 par value;
1,000,000 shares authorized;
No shares issued & outstanding	-	-
Common stock, $.001 par value;
50,000,000 shares authorized;
9,197,802 shares issued
& outstanding	9,198	9,198
Additional paid in capital	90,803	15,803
Accumulated deficit	(205,355)	(188,117)
Total By Design, Inc. stockholders' equity (deficit)	(105,354)	(163,116)
Noncontrolling interest	(105,689)	(122,705)

Total Stockholders' Equity (Deficit)	(211,043)	(285,821)

Total Liabilities and Stockholders' Equity (Deficit)	$196,481	$122,334

The accompanying notes are an integral part of the consolidated financial statements.

BY DESIGN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	Mar. 31, 2008	Mar. 31, 2009
	(as Restated)	(as Restated)

Sales	$202,346	$115,872
Cost of goods sold	67,178	54,849

Gross profit	135,168	61,023

Operating expenses:
Amortization & depreciation	2,448	2,448
General and administrative	33,580	27,594
	36,028	30,042
Other operating items:
Collection of previously written off receivables	-	19,367
	-	19,367

Income from operations	99,140	50,348

Other income (expense):
Interest expense	(5,052)	(5,126)
	(5,052)	(5,126)

Income before
provision for income taxes	94,088	45,222

Provision for income tax	-	-

Net income	94,088	45,222
Less: Net (income) loss attributable to
noncontrolling interest	(55,312)	(27,984)
Net income attributable
to common stockholders	$38,776	$17,238

Net income per share (By Design, Inc.)
(Basic and fully diluted)	$0.00	$0.00

Weighted average number of
common shares outstanding	9,197,802	9,197,802

The accompanying notes are an integral part of the consolidated financial statements.

BY DESIGN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	Mar. 31, 2008	Mar. 31, 2009

Cash Flows From Operating Activities:
Net income	$94,088	$45,222

Adjustments to reconcile net income to
net cash provided by
operating activities:
Amortization & depreciation	2,448	2,448
Accounts receivable	(91,771)	49,153
Accrued payables	-	631
Other assets	16,895	-
Other liabilities	(9,706)	-
Net cash provided by
operating activities	11,954	97,454

Cash Flows From Investing Activities:
	-	-
Net cash provided by (used for)
investing activities	-	-

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

Net income (loss) per share

The net income (loss) per common share is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares of common outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company's preferred stock (if any), are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per common share.

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

NOTE 2. RESTATEMENT OF FINANCIAL STATEMENTS

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

This change in accounting treatment resulted in a restatement of accumulated deficit, additional paid in capital and noncontrolling interest on the Company’s balance sheets as of December 31, 2008 and March 31, 2009, and noncontrolling interest and net income attributable to common stockholders on the Company’s statements of operations for the three months ended March 31, 2008 and 2009.

Additionally, the Company determined $40,000 was incorrectly recorded as a distribution from accumulated deficit on the Company’s March 31, 2009 balance sheet, which should have been recorded as a reduction in additional paid in capital, and has been corrected within this filing.

BY DESIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2. RESTATEMENT OF FINANCIAL STATEMENTS (Continued):

The restatement had no impact on total assets, liabilities or cash flows. A summary of the effects of the restatement as of December 31, 2008 and March 31, 2009, and for the three month periods ended March 31, 2008 and 2009 are as follows:

	As Previously
	Reported	Restatement	As Restated

Balance Sheets

December 31, 2008

Additional paid in capital	$48,903	$41,900	$90,803
Accumulated deficit	(269,144)	63,789	(205,355)
Noncontrolling interest	-	(105,689)	(105,689)

March 31, 2009

Additional paid in capital	$(31,097)	$46,900	$15,803
Accumulated deficit	(263,922)	75,805	(188,117)
Noncontrolling interest	-	(122,705)	(122,705)

Statements of Operations

Three Months ended March 31, 2008

Net income	$94,088	$-	$94,088
Less: Net (income) loss attributable to
noncontrolling interest	-	(55,312)	(55,312)
Net income attributable to
common stockholders	-	38,776	38,776
Basic and diluted income per
common share	0.01	(0.01)	0.00

Three Months ended March 31, 2009

Net income	$45,222	$-	$45,222
Less: Net (income) loss attributable to
noncontrolling interest	-	(27,984)	(27,984)
Net income attributable to
common stockholders	-	17,238	17,238
Basic and diluted income per
common share	0.00	-	0.00

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included in, Item 1 in this Quarterly Report on Form 10-Q/A. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements.

Forward-Looking Statements

This Quarterly Report on Form 10-Q/A and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management beliefs, and certain assumptions made by our management.  Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, variations of such words, and similar expressions are intended to identify such forward-looking statements.  These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements.  Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  However, readers should carefully review the risk factors set forth herein and in other reports and documents that we file from time to time with the Securities and Exchange Commission, particularly the Report on Form 10-SB, and Annual Reports on Form 10-K, Quarterly reports on Form 10-Q and any Current Reports on Form 8-K.

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

   As a result of the foregoing, we had net income of $45,222 for the three months ended March 31, 2009 compared to net income of $94,088 for the three months ended March 31, 2008.

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

Cash flows used for financing activities were $120,000 for the three months ended March 31, 2009 compared to cash flows provided by financing activities of $6,800 for the nine months ended March 31, 2008.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

ITEM 4. CONTROLS AND PROCEDURES

Not applicable

ITEM 4T. CONTROLS AND PROCEDURES

       As of the end of the period covered by this report, based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a -15(e) and 15(d)-15(e) under the Exchange Act), our Chief Executive Officer and the Chief Financial Officer has concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the applicable time periods specified by the SEC’s rules and forms.  Our Chief Executive Officer and Chief Financial Officer had previously concluded that our disclosure controls and procedures were effective as of March 31, 2009. However, in connection with the restatement of our Consolidated Financial Statements as of and for the quarter ended March 31, 2009 as fully described in Note 2 to the Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q/A, our Chief Executive Officer and Chief Financial Officer determined that the material weakness described below existed as of March 31, 2009.

       A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2009, we did not maintain effective controls with respect to the correct accounting for our noncontrolling interest in our 51% owned subsidiary and the accounting for distributions. This control deficiency resulted in the restatement of our Consolidated Financial Statements for the quarter ended March 31, 2009. Accordingly, our Chief Executive Officer and Chief Financial Officer has determined that these control deficiencies constitute a material weakness.

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

The occurrence of any of the following risks could materially and adverselyaffect our business, financial condition and operating result. In this case,the trading price of our common stock could decline and you might lose all orpart of your investment.

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

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized on January 21, 2010.

BY DESIGN, INC.

By:	/s/ Gary S. Ohlbaum
Gary S. Ohlbaum
Presidient, Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial and accounting officer)