Form 10-Q/A
period 2009-06-30
Global Gate Property Corp.
filed 2011-01-21
CIK 1334345

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

EXPLANATORY NOTE

This Amendment No.1 to our Quarterly Report on Form 10-Q includes restated consolidated financial statements for the three and six months ended June 30, 2008 and 2009, which includes changes to the Company’s Balance Sheets at December 31, 2008 and June 30, 2009 and its Statement of Operations for the three and six months ended June 30, 2008 and 2009 with respect to the correct accounting for the Company’s noncontrolling interest in its 51% owned subsidiary and to correct $40,000 which was incorrectly recorded as a distribution from accumulated deficit on the Company’s March 31, 2009 balance sheet, which should have been recorded as a reduction in additional paid in capital.  This Amendment speaks as of the original filing date of our Quarterly Report on Form 10-Q and has not been updated to reflect events occurring subsequent to the original filing date.

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

ITEM 1.  FINANCIAL STATEMENTS

BY DESIGN, INC.

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended June 30, 2009

By Design, Inc.
Consolidated Financial Statements
(Unaudited)

TABLE OF CONTENTS

Page

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated balance sheets	5
Consolidated statements of operation	6
Consolidated statements of cash flows	7
Notes to consolidated financial statements	9

BY DESIGN, INC.
CONSOLIDATED BALANCE SHEETS

		June 30, 2009
	Dec. 31, 2008	(Unaudited)
	(as Restated)	(as Restated)

ASSETS

Current assets
Cash	$39,979	$17,843
Accounts receivable	49,153	-
Inventory	41,109	41,109
Total current assets	130,241	58,952

Fixed assets	88,828	88,828
Less accumulated depreciation	(26,688)	(31,585)
Other assets	4,100	4,100
	66,240	61,343

Total Assets	$196,481	$120,295

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$4,495	$-
Related party payables	11,939	11,939
Related party advances	341,747	341,747
Accrued interest payable	40,481	50,733
Other liabilities	8,862	107,528
Total current liabilties	407,524	511,947

Total Liabilities	407,524	511,947

Stockholders' Equity (Deficit)
By Design, Inc. stockholders' equity (deficit)
Preferred stock, $.01 par value;
1,000,000 shares authorized;
No shares issued & outstanding	-	-
Common stock, $.001 par value;
50,000,000 shares authorized;
9,197,802 shares issued
& outstanding	9,198	9,198
Additional paid in capital	90,803	15,803
Accumulated deficit	(205,355)	(246,564)
Total By Design, Inc. stockholders' equity (deficit)	(105,354)	(221,563)
Noncontrolling interest	(105,689)	(170,089)

Total Stockholders' Equity (Deficit)	(211,043)	(391,652)

Total Liabilities and Stockholders' Equity (Deficit)	$196,481	$120,295

The accompanying notes are an integral part of the consolidated financial statements.

BY DESIGN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2008	June 30, 2009	June 30, 2008	June 30, 2009
	(as Restated)	(as Restated)	(as Restated)	(as Restated)

Sales	$102,697	$1,200	$305,043	$136,439
Cost of goods sold	75,321	72,102	142,499	106,772

Gross profit	27,376	(70,902)	162,544	29,667

Operating expenses:
Amortization & depreciation	2,449	2,449	4,897	4,897
General and administrative	40,037	27,354	73,617	75,127
	42,486	29,803	78,514	80,024

Income (loss) from operations	(15,110)	(100,705)	84,030	(50,357)

Other income (expense):
Interest income
Interest expense	(5,122)	(5,126)	(10,174)	(10,252)
Rebates
	(5,122)	(5,126)	(10,174)	(10,252)

Income (loss) before
provision for income taxes	(20,232)	(105,831)	73,856	(60,609)

Provision for income tax	-	-	-	-

Net income (loss)	(20,232)	(105,831)	73,856	(60,609)
Less: Net (income) loss attributable to
noncontrolling interest	7,182	47,384	(48,130)	19,400
Net income (loss) attributable
to common stockholders	$(13,050)	$(58,447)	$25,726	$(41,209)

Net income (loss) per share (By Design, Inc.)
(Basic and fully diluted)	$(0.00)	$(0.01)	$0.00	$(0.00)

Weighted average number of
common shares outstanding	9,197,802	9,197,802	9,197,802	9,197,802

The accompanying notes are an integral part of the consolidated financial statements.

BY DESIGN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2008	June 30, 2009

Cash Flows From Operating Activities:
Net income (loss)	$73,856	$(60,609)

Adjustments to reconcile net income (loss)
to net cash provided by
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

This change in accounting treatment resulted in a restatement of accumulated deficit, additional paid in capital and noncontrolling interest on the Company’s balance sheets as of December 31, 2008 and June 30, 2009, and noncontrolling interest and net income (loss) attributable to common stockholders on the Company’s statements of operations for the three and six months ended June 30, 2008 and 2009.

Additionally, the Company determined $40,000 was incorrectly recorded as a distribution from accumulated deficit on the Company’s June 30, 2009 balance sheet, which should have been recorded as a reduction in additional paid in capital, and has been corrected within this filing.

BY DESIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2. RESTATEMENT OF FINANCIAL STATEMENTS (Continued):

The restatement had no impact on total assets, liabilities or cash flows. A summary of the effects of the restatement as of December 31, 2008 and June 30, 2009, and for the three and six month periods ended June 30, 2008 and 2009 are as follows:

	As Previously
	Reported	Restatement	As Restated

Balance Sheets

December 31, 2008

Additional paid in capital	$48,903	$41,900	$90,803
Accumulated deficit	(269,144)	63,789	(205,355)
Noncontrolling interest	-	(105,689)	(105,689)

June 30, 2009

Additional paid in capital	$(31,097)	$46,900	$15,803
Accumulated deficit	(369,753)	123,189	(246,564)
Noncontrolling interest	-	(170,089)	(170,089)

Statements of Operations

Three Months ended June 30, 2008

Net loss	$(20,232)	$-	$(20,232)
Less: Net (income) loss attributable to
noncontrolling interest	-	7,182	7,182
Net loss attributable to
common stockholders	-	(13,050)	(13,050)
Basic and diluted loss per
common share	(0.00)	-	(0.00)

Three Months ended June 30, 2009

Net loss	$(105,831)	$-	$(105,831)
Less: Net (income) loss attributable to
noncontrolling interest	-	47,384	47,384
Net loss attributable to
common stockholders	-	(58,447)	(58,447)
Basic and diluted loss per
common share	(0.01)	-	(0.01)

BY DESIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2. RESTATEMENT OF FINANCIAL STATEMENTS (Continued):

	As Previously
	Reported	Restatement	As Restated

Statements of Operations

Six Months ended June 30, 2008

Net income	$73,856	$-	$73,856
Less: Net (income) loss attributable to
noncontrolling interest	-	(48,130)	(48,130)
Net income attributable to
common stockholders	-	25,726	25,726
Basic and diluted income per
common share	0.01	(0.01)	0.00

Six Months ended June 30, 2009

Net loss	$(60,609)	$-	$(60,609)
Less: Net (income) loss attributable to
noncontrolling interest	-	19,400	19,400
Net loss attributable to
common stockholders	-	(41,209)	(41,209)
Basic and diluted loss per
common share	(0.01)	0.01	(0.00)

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

   As a result of the foregoing, we had a net loss of $105,831 for the three months ended June 30, 2009 compared to a net loss of $20,232 for the three months ended June 30, 2008. We had a net loss of $60,609 for the six months ended June 30, 2009 compared to a net loss of $73,856 for the six months ended June 30, 2008.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

ITEM 4. CONTROLS AND PROCEDURES

Not applicable

ITEM 4T. CONTROLS AND PROCEDURES

       As of the end of the period covered by this report, based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a -15(e) and 15(d)-15(e) under the Exchange Act), our Chief Executive Officer and the Chief Financial Officer has concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the applicable time periods specified by the SEC’s rules and forms.   Our Chief Executive Officer and Chief Financial Officer had previously concluded that our disclosure controls and procedures were effective as of June 30, 2009. However, in connection with the restatement of our Consolidated Financial Statements as of and for the quarter ended June 30, 2009 as fully described in Note 2 to the Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q/A, our Chief Executive Officer and Chief Financial Officer determined that the material weakness described below existed as of June 30, 2009.

       A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2009, we did not maintain effective controls with respect to the correct accounting for our noncontrolling interest in our 51% owned subsidiary and the accounting for distributions. This control deficiency resulted in the restatement of our Consolidated Financial Statements for the three and six months ended June 30, 2009.  Accordingly, our Chief Executive Officer and Chief Financial Officer has determined that these control deficiencies constitute a material weakness.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on January 21, 2011.

BY DESIGN, INC.

By:	/s/ Gary S. Ohlbaum
Gary S. Ohlbaum
President, Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial and accounting officer)