Form 10-Q/A
period 2009-09-30
Global Gate Property Corp.
filed 2011-01-21
CIK 1334345

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

EXPLANATORY NOTE

This Amendment No.1 to our Quarterly Report on Form 10-Q includes restated consolidated financial statements for the three and nine months ended September 30, 2008 and 2009, which includes changes to the Company’s Balance Sheets at December 31, 2008 and September 30, 2009 and its Statement of Operations for the three and nine months ended September 30, 2008 and 2009 with respect to the correct accounting for the Company’s noncontrolling interest in its 51% owned subsidiary, to correct $40,000 which was incorrectly recorded as a distribution from accumulated deficit on the Company’s June 30, 2009 balance sheet, which should have been recorded as a reduction in additional paid in capital and to correct common stock erroneously posted as a negative balance at September 30, 2009 with the difference of $18,396 increasing additional paid in capital.  Additionally, the Statement of Operations for June 30, 2009 was erroneously posted as the Statement of Operations for September 30, 2009 in the Form 10-Q for the quarterly period ended September 30, 2009.  This Amendment speaks as of the original filing date of our Quarterly Report on Form 10-Q and has not been updated to reflect events occurring subsequent to the original filing date.

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

ITEM 1.  FINANCIAL STATEMENTS

BY DESIGN, INC.

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended September 30, 2009

TABLE OF CONTENTS

Page

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated balance sheets	4
Consolidated statements of operation	5
Consolidated statements of cash flows	6
Notes to consolidated financial statements	8

BY DESIGN, INC.
CONSOLIDATED BALANCE SHEETS

		Sept. 30, 2009
	Dec. 31, 2008	(Unaudited)
	(as Restated)	(as Restated)

ASSETS

Current assets
Cash	$39,979	$2,217
Accounts receivable	49,153	-
Inventory	41,109	31,523
Total current assets	130,241	33,740

Fixed assets	88,828	88,828
Less accumulated depreciation	(26,688)	(34,033)
Other assets	4,100	4,100
	66,240	58,895

Total Assets	$196,481	$92,635

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$4,495	$-
Related party payables	11,939	-
Related party advances	341,747	364,686
Accrued interest payable	40,481	56,249
Other liabilities	8,862	17,914
Total current liabilties	407,524	438,849

Total Liabilities	407,524	438,849

Stockholders' Equity (Deficit)
By Design, Inc. stockholders' equity (deficit)
Preferred stock, $.01 par value;
1,000,000 shares authorized;
No shares issued & outstanding	-	-
Common stock, $.001 par value;
50,000,000 shares authorized;
9,197,802 shares issued
& outstanding	9,198	9,198
Additional paid in capital	90,803	9,691
Accumulated deficit	(205,355)	(222,853)
Total By Design, Inc. stockholders' equity (deficit)	(105,354)	(203,964)
Noncontrolling interest	(105,689)	(142,250)

Total Stockholders' Equity (Deficit)	(211,043)	(346,214)

Total Liabilities and Stockholders' Equity (Deficit)	$196,481	$92,635

The accompanying notes are an integral part of the consolidated financial statements.

BY DESIGN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2008	Sept. 30, 2009
	(as Restated)	(as Restated)	(as Restated)	(as Restated)

Sales	$36,030	$126,096	$341,073	$262,535
Cost of goods sold	154,830	58,028	297,329	164,800

Gross profit	(118,800)	68,068	43,744	97,735

Operating expenses:
Amortization & depreciation	2,448	2,448	7,345	7,345
General and administrative	13,042	5,080	86,659	80,207
	15,490	7,528	94,004	87,552

Income (loss) from operations	(134,290)	60,540	(50,260)	10,183

Other income (expense):
Interest income
Interest expense	(5,126)	(5,516)	(15,300)	(15,768)
Rebates
	(5,126)	(5,516)	(15,300)	(15,768)

Income (loss) before
provision for income taxes	(139,416)	55,024	(65,560)	(5,585)

Provision for income tax	-	-	-	-

Net income (loss)	$(139,416)	$55,024	$(65,560)	$(5,585)
Less: Net (income) loss attributable to
noncontrolling interest	62,171	(31,313)	14,041	(11,913)
Net income (loss) attributable
to common stockholders	$(77,245)	$23,711	$(51,519)	$(17,498)

Net income (loss) per share (By Design, Inc.)
(Basic and fully diluted)	$(0.01)	$0.00	$(0.01)	$(0.00)

Weighted average number of
common shares outstanding	9,197,802	9,197,802	9,197,802	9,197,802

The accompanying notes are an integral part of the consolidated financial statements.

BY DESIGN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	Sept. 30, 2008	Sept. 30, 2009

Cash Flows From Operating Activities:
Net loss	$(65,560)	$(5,585)

Adjustments to reconcile net loss to
net cash provided by
operating activities:
Amortization & depreciation	7,345	7,345
Accounts receivable	(1,106)	49,153
Inventory	(11,616)	9,586
Accrued payables	14,208	11,273
Other assets	-	-
Other liabilities	92,050	9,052
Net cash provided by
operating activities	35,321	80,824

Cash Flows From Investing Activities:
	-	-
Net cash provided by (used for)
investing activities	-	-

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
Net cash used for
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

This change in accounting treatment resulted in a restatement of accumulated deficit, additional paid in capital and noncontrolling interest on the Company’s balance sheets as of December 31, 2008 and September 30, 2009, and noncontrolling interest and net income (loss) attributable to common stockholders on the Company’s statements of operations for the three and nine months ended September 30, 2008 and 2009. In addition, the Company determined the three months activity ended June 30, 2009 was erroneously posted as the activity for the three months ended September 30, 2009, common stock at September 30, 2009 was erroneously posted as a negative balance with the difference of $18,396 increasing additional paid in capital, and $40,000 was incorrectly recorded as a distribution from accumulated deficit on the Company’s September 30, 2009 balance sheet, which should have been recorded as a reduction in additional paid in capital, which has been corrected on these statements.

BY DESIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2. RESTATEMENT OF FINANCIAL STATEMENTS (Continued):

The restatement had no impact on total assets, liabilities or cash flows. A summary of the effects of the restatement as of December 31, 2008 and September 30, 2009, and for the three and nine month periods ended September 30, 2008 and 2009 are as follows:

	As Previously
	Reported	Restatement	As Restated

Balance Sheets

December 31, 2008

Additional paid in capital	$48,903	$41,900	$90,803
Accumulated deficit	(269,144)	63,789	(205,355)
Noncontrolling interest	-	(105,689)	(105,689)

September 30, 2009

Common stock	$(9,198)	$18,396	$9,198
Additional paid in capital	(22,287)	31,978	9,691
Accumulated deficit	(314,729)	91,876	(222,853)
Noncontrolling interest	-	(142,250)	(142,250)

Statement of Operations

Three Months ended September 30, 2008

Net loss	$(139,416)	$-	$(139,416)
Less: Net (income) loss attributable to
noncontrolling interest	-	62,171	62,171
Net loss attributable to
common stockholders	-	(77,245)	(77,245)
Basic and diluted loss per
common share	(0.02)	0.01	(0.01)

BY DESIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2. RESTATEMENT OF FINANCIAL STATEMENTS (Continued):

	As Previously
	Reported	Restatement	As Restated

Statements of Operations

Three Months ended September 30, 2009

Sales	$1,200	$124,896	$126,096
Cost of goods sold	72,102	(14,074)	58,028
Operating expenses	29,803	(22,275)	7,528
Interest expense	5,126	390	5,516
Net income (loss)	(105,831)	160,855	55,024
Less: Net (income) loss attributable to
noncontrolling interest	-	(31,313)	(31,313)
Net income attributable to
common stockholders	-	23,711	23,711
Basic and diluted income (loss) per
common share	(0.01)	0.01	0.00

Nine Months ended September 30, 2008

Net loss	$(65,560)	$-	$(65,560)
Less: Net (income) loss attributable to
noncontrolling interest	-	14,041	14,041
Net loss attributable to
common stockholders	-	(51,519)	(51,519)
Basic and diluted loss per
common share	(0.01)	-	(0.01)

Nine Months ended September 30, 2009

Net loss	$(5,585)	$-	$(5,585)
Less: Net (income) loss attributable to
noncontrolling interest	-	(11,913)	(11,913)
Net loss attributable to
common stockholders	-	(17,498)	(17,498)
Basic and diluted loss per
common share	(0.00)	-	(0.00)

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

       For the three months ended September 30, 2009, sales were $126,096. For the three months ended September 30, 2008, sales were $36,030. For the nine months ended September 30, 2009, sales were $262,535. For the nine months ended September 30, 2008, sales were $341,073. We had more projects and larger projects in 2008 compared to 2009, which accounted for our higher revenue in that year, compared to this year.

   Because there were declining construction activities in the Denver area during the first nine months of 2009, our revenues decreased from 2008 to 2009.

   For the three months ended September 30, 2009, cost of goods sold were $58,028, as compared to $154,830 for the three months ended September 30, 2008.    For the nine months ended September 30, 2009, cost of goods sold were $164,800, as compared to $297,329 for the nine months ended September 30, 2008. Costs of goods sold include all direct costs incurred in selling products. We do not separate sales of different product lines into operating segments. Our cost of goods decreased for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 principally because of higher material costs and freight charges during the prior year.

The difference between sales and cost of goods sold is gross profit. Our gross profit for the three months ended September 30, 2009 was $68,068, as compared to gross profit for the three months ended September 30, 2008 of ($118,800). Our gross profit for the nine months ended September 30, 2009, was $97,735, as compared to gross profit for the nine months ended September 30, 2008 of $43,744.

   Operating expenses, which include depreciation and general and administrative expenses for the three months ended September 30, 2009 were $7,528. Our operating expenses for the three months ended September 30, 2008 were $15,490.  Operating expenses for the nine months ended September 30, 2009 were $87,552. Our operating expenses for the nine months ended September 30, 2008 were $94,004. The major components of operating expenses include rent, marketing costs, professional fees, which consist of legal and accounting costs, and telephone expenses. For the three  and nine months ended September 30, 2009, we had significantly lower general and administrative expenses, which was a result of better cost controls for marketing and professional fees.

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

   As a result of the foregoing, we had net income of $55,024 for the three months ended September 30, 2009 compared to a net loss of $139,416 for the three months ended September 30, 2008. We had a net loss of $5,585 for the nine months ended September 30, 2009 compared to a net loss of $65,560 for the nine months ended September 30, 2008.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

ITEM 4. CONTROLS AND PROCEDURES

Not applicable

ITEM 4T. CONTROLS AND PROCEDURES

        As of the end of the period covered by this report, based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a -15(e) and 15(d)-15(e) under the Exchange Act), our Chief Executive Officer and the Chief Financial Officer has concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the applicable time periods specified by the SEC’s rules and forms. Our Chief Executive Officer and Chief Financial Officer had previously concluded that our disclosure controls and procedures were effective as of September 30, 2009. However, in connection with the restatement of our Consolidated Financial Statements as of and for the quarter ended September 30, 2009 as fully described in Note 2 to the Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q/A, our Chief Executive Officer and Chief Financial Officer determined that the material weakness described below existed as of September 30, 2009.

       A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2009, we did not maintain effective controls with respect to disclosures and the correct accounting for our noncontrolling interest in our 51% owned subsidiary and the accounting for distributions. This control deficiency resulted in the restatement of our Consolidated Financial Statements for the three and nine months ended September 30, 2009. Accordingly, our Chief Executive Officer and Chief Financial Officer has determined that these control deficiencies constitute a material weakness.

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

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized on January 21, 2011.
.

BY DESIGN, INC.

By:	/s/ Gary S. Ohlbaum
Gary S. Ohlbaum
President, Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial and accounting officer)