Form 10-K/A
period 2009-12-31
Global Gate Property Corp.
filed 2011-01-21
CIK 1334345

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1 to
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

EXPLANATORY NOTE

This Amendment No.1 to our Annual Report on Form 10-K includes restated audited consolidated financial statements for the years ended December 31, 2008 and 2009, which includes changes to the Company’s Balance Sheet at December 31, 2008 and 2009, its Statement of Operations for the years ended December 31, 2008 and 2009 and its Statements of Stockholders Equity for the period from January 1, 2008 to December 31, 2009 with respect to the correct accounting for the Company’s noncontrolling interest in its 51% owned subsidiary.  This Amendment speaks as of the original filing date of our Annual Report on Form 10-K and has not been updated to reflect events occurring subsequent to the original filing date.

FORM 10-K/A

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

As a result of the foregoing, we had net income of $6,423 for the twelve months ended December 31, 2009 compared to a net income of $61,217 for the twelve months ended December 31, 2008.

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

December 31, 2008 and 2009

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

As discussed in Note 7 to the financial statements, the Company determined in 2010 that the 2008 and 2009 financial statements should have reported noncontrolling interest pursuant to ASC 810-10-65. Accordingly, the 2008 and 2009 financial statements have been restated.

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

Aurora, Colorado	/s/ Ronald R. Chadwick, P.C.
November 15, 2010	RONALD R. CHADWICK, P.C.

BY DESIGN, INC.
CONSOLIDATED BALANCE SHEETS

	Dec. 31, 2008	Dec. 31, 2009
	(as Restated)	(as Restated)

ASSETS

Current assets
Cash	$39,979	$15,960
Accounts receivable	49,153	-
Inventory	41,109	21,315
Total current assets	130,241	37,275

Fixed assets	88,828	88,828
Less accumulated depreciation	(26,688)	(36,481)
Other assets	4,100	4,100
	66,240	56,447

Total Assets	$196,481	$93,722

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$4,495	$-
Related party payables	11,939	-
Related party advances	341,747	358,686
Accrued interest payable	40,481	61,176
Other liabilities	8,862	8,066
Total current liabilties	407,524	427,928

Total Liabilities	407,524	427,928

Stockholders' Equity (Deficit)
By Design, Inc. stockholders' equity (deficit)
Preferred stock, $.01 par value;
1,000,000 shares authorized;
No shares issued & outstanding	-	-
Common stock, $.001 par value;
50,000,000 shares authorized;
9,197,802 shares issued
& outstanding	9,198	9,198
Additional paid in capital	90,803	9,691
Accumulated deficit	(205,355)	(219,499)
Total By Design, Inc. stockholders' equity (deficit)	(105,354)	(200,610)
Noncontrolling interest	(105,689)	(133,596)

Total Stockholders' Equity (Deficit)	(211,043)	(334,206)

Total Liabilities and Stockholders' Equity (Deficit)	$196,481	$93,722

The accompanying notes are an integral part of the consolidated financial statements.

BY DESIGN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Year Ended	Year Ended
	Dec. 31, 2008	Dec. 31, 2009
	(as Restated)	(as Restated)

Sales	$610,992	$283,881
Cost of goods sold	390,760	173,156

Gross profit	220,232	110,725

Operating expenses:
Amortization & depreciation	9,793	9,793
General and administrative	128,811	91,698
Write offs - inventory		31,523
	138,604	133,014
Other operating items:
Collection of previously written off receivables	-	49,407
		49,407

Income from operations	81,628	27,118

Other income (expense):
Interest expense	(20,411)	(20,695)
	(20,411)	(20,695)

Income before
provision for income taxes	61,217	6,423

Provision for income tax	-	-

Net income	61,217	6,423
Less: Net (income) loss attributable to
noncontrolling interest	(53,583)	(20,567)
Net income (loss) attributable
to common stockholders	$7,634	$(14,144)

Net income (loss) per share (By Design, Inc.)
(Basic and fully diluted)	$0.00	$(0.00)

Weighted average number of
common shares outstanding	9,197,802	9,197,802

The accompanying notes are an integral part of the consolidated financial statements.

BY DESIGN, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock
		Amount	Paid in	Accumulated	Stockholders' Equity (Deficit)-	Non- controlling	Total Stockholders'
	Shares	($.001 Par)	Capital	Deficit	By Design, Inc.	Interest	Equity (Deficit)
			(As Restated)	(As Restated)	(As Restated)	(As Restated)

Balances at December 31, 2007	9,197,802	$9,198	$110,803	$(212,989)	$(92,988)	$(139,272)	$(232,260)

Distributions			(20,000)		(20,000)	(20,000)	(40,000)

Net income (loss) for the year				7,634	7,634	53,583	61,217

Balances at December 31, 2008	9,197,802	$9,198	$90,803	$(205,355)	$(105,354)	$(105,689)	$(211,043)

Distributions			(81,112)		(81,112)	(48,474)	(129,586)

Net income (loss) for the year				(14,144)	(14,144)	20,567	6,423

Balances at December 31, 2009	9,197,802	$9,198	$9,691	$(219,499)	$(200,610)	$(133,596)	$(334,206)

The accompanying notes are an integral part of the consolidated financial statements.

BY DESIGN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	Dec. 31, 2008	Dec. 31, 2009

Cash Flows From Operating Activities:
Net income (loss)	$61,217	$6,423

Adjustments to reconcile net loss to
net cash used for
operating activities:
Amortization & depreciation	9,793	9,793
Accounts receivable	(32,658)	49,153
Inventory		(11,729)
Accrued payables	24,081	15,404
Write offs		31,523
Other liabilities	(18,188)
Net cash provided by (used for)
operating activities	44,245	100,567

Cash Flows From Investing Activities:

Net cash provided by (used for)
investing activities	-	-

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

Minority Interest (Noncontrolling interest)

The Company’s subsidiary has minority members, representing ownership interests of 49% at December 31, 2008 and 2009.  The Company accounts for these minority, or noncontrolling interests pursuant to ASC 810-10-65 whereby gains or losses in a subsidiary with a noncontrolling interest are allocated to the noncontrolling interest based on the ownership percentage of the noncontrolling interest, even if that allocation results in a deficit noncontrolling interest balance.

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

NOTE 7. RESTATEMENT OF FINANCIAL STATEMENTS

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

This change in accounting treatment resulted in a restatement of accumulated deficit, additional paid in capital and noncontrolling interest on the Company’s balance sheets as of December 31, 2008 and 2009, and noncontrolling interest and net income (loss) attributable to common stockholders on the Company’s statements of operations for the years then ended.

BY DESIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2009

NOTE 7. RESTATEMENT OF FINANCIAL STATEMENTS (Continued):

The restatement had no impact on total assets, liabilities or cash flows. A summary of the effects of the restatement as of December 31, 2008 and 2009, and for the years then ended are as follows:

	As Previously
	Reported	Restatement	As Restated

Balance Sheets

December 31, 2008

Additional paid in capital	$48,903	$41,900	$90,803
Accumulated deficit	(269,144)	63,789	(205,355)
Noncontrolling interest	-	(105,689)	(105,689)

December 31, 2009

Additional paid in capital	$(80,683)	$90,374	$9,691
Accumulated deficit	(262,721)	43,222	(219,499)
Noncontrolling interest	-	(133,596)	(133,596)

Statements of Operations

Year ended December 31, 2008

Net income	$61,217	$-	$61,217
Less: Net (income) loss attributable to
noncontrolling interest	-	(53,583)	(53,583)
Net income attributable to
common stockholders	-	7,634	7,634
Basic and diluted income per
common share	0.01	(0.01)	0.00

Year ended December 31, 2009

Net income	$6,423	$-	$6,423
Less: Net (income) loss attributable to
noncontrolling interest	-	(20,567)	(20,567)
Net loss attributable to
common stockholders	-	(14,144)	(14,144)
Basic and diluted income (loss) per
common share	0.00	-	(0.00)

BY DESIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2009

NOTE 7. RESTATEMENT OF FINANCIAL STATEMENTS (Continued):

	As Previously
	Reported	Restatement	As Restated

Statements of Stockholders’ Equity

Year ended December 31, 2008

Paid in capital	$48,903	$41,900	$90,803
Accumulated deficit	(269,144)	63,789	(205,355)
Noncontrolling interest	-	(105,689)	(105,689)

Year ended December 31, 2009

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

ITEM 9A(T). CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act).   Accordingly, we concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act were not effective to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.   Our Chief Executive Officer and Chief Financial Officer had previously concluded that our disclosure controls and procedures were effective as of December 31, 2009. However, in connection with the restatement of our Consolidated Financial Statements as of and for the year ended December 31, 2009 as fully described in Note 7 to the Consolidated Financial Statements included in Item 8 of this Form 10-K/A, our Chief Executive Officer and Chief Financial Officer determined that the material weakness described below existed as of December 31, 2009.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2009, we did not maintain effective controls with respect to the correct accounting for our noncontrolling interest in our 51% owned subsidiary. This control deficiency resulted in the restatement of our Consolidated Financial Statements for the years ended December 31, 2008 and 2009. Accordingly, our Chief Executive Officer and Chief Financial Officer has determined that this control deficiency constitutes a material weakness.

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

Management has concluded that our internal control over financial reporting was not effective as December 31, 2009.

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

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on January 21, 2011.

BY DESIGN, INC.

By:	/s/ Gary S. Ohlbaum
Gary S. Ohlbaum
President, Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial and accounting officer)