Form 10-Q/A
period 2010-03-31
Global Gate Property Corp.
filed 2011-01-21
CIK 1334345

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

EXPLANATORY NOTE

This Amendment No.1 to our Quarterly Report on Form 10-Q includes restated consolidated financial statements for the three months ended March 31, 2009 and 2010, which includes changes to the Company’s Balance Sheets at December 31, 2009 and March 31, 2010 and its Statement of Operations for the three months ended March 31, 2009 and 2010 with respect to the correct accounting for the Company’s noncontrolling interest in its 51% owned subsidiary.  This Amendment speaks as of the original filing date of our Quarterly Report on Form 10-Q and has not been updated to reflect events occurring subsequent to the original filing date.

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

ITEM 1.  FINANCIAL STATEMENTS

BY DESIGN, INC.

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended March 31, 2010

By Design, Inc.
Consolidated Financial Statements
(Unaudited)

TABLE OF CONTENTS

Page

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated balance sheets	5
Consolidated statements of operation	6
Consolidated statements of cash flows	7
Notes to consolidated financial statements	9

BY DESIGN, INC.
CONSOLIDATED BALANCE SHEETS

		Mar. 31, 2010
	Dec. 31, 2009	(Unaudited)
	(as Restated)	(as Restated)

ASSETS

Current assets
Cash	$15,960	$64,636
Accounts receivable	-	23,563
Inventory	21,315	21,315
Total current assets	37,275	109,514

Fixed assets	88,828	88,828
Less accumulated depreciation	(36,481)	(38,929)
Other assets	4,100	4,100
	56,447	53,999

Total Assets	$93,722	$163,513

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Related party advances	$358,686	$374,167
Accrued interest payable	61,176	66,467
Other liabilities	8,066	4,655
Total current liabilties	427,928	445,289

Total Liabilities	427,928	445,289

Stockholders' Equity (Deficit)
By Design, Inc. stockholders' equity (deficit)
Preferred stock, $.01 par value;
1,000,000 shares authorized;
No shares issued & outstanding	-	-
Common stock, $.001 par value;
50,000,000 shares authorized;
9,197,802 shares issued
& outstanding	9,198	9,198
Additional paid in capital	9,691	9,691
Accumulated deficit	(219,499)	(197,548)
Total By Design, Inc. stockholders' equity (deficit)	(200,610)	(178,659)
Noncontrolling interest	(133,596)	(103,117)

Total Stockholders' Equity (Deficit)	(334,206)	(281,776)

Total Liabilities and Stockholders' Equity (Deficit)	$93,722	$163,513

The accompanying notes are an integral part of the consolidated financial statements.

BY DESIGN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	Mar. 31, 2009	Mar. 31, 2010
	(as Restated)	(as Restated)

Sales	$115,872	$148,049
Cost of goods sold	54,849	64,446

Gross profit	61,023	83,603

Operating expenses:
Amortization & depreciation	2,448	2,448
General and administrative	27,594	23,434
	30,042	25,882
Other operating items:
Collection of previously written off receivables	19,367	-
	19,367	-

Income from operations	50,348	57,721

Other income (expense):
Interest expense	(5,126)	(5,291)
	(5,126)	(5,291)

Income before
provision for income taxes	45,222	52,430

Provision for income tax	-	-

Net income	45,222	52,430
Less: Net (income) loss attributable to
noncontrolling interest	(27,984)	(30,479)
Net income attributable
to common stockholders	$17,238	$21,951

Net income per share (By Design, Inc.)
(Basic and fully diluted)	$0.00	$0.00

Weighted average number of
common shares outstanding	9,197,802	9,197,802

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

This change in accounting treatment resulted in a restatement of accumulated deficit, additional paid in capital and noncontrolling interest on the Company’s balance sheets as of December 31, 2009 and March 31, 2010, and noncontrolling interest and net income attributable to common stockholders on the Company’s statements of operations for the three months ended March 31, 2009 and 2010.

BY DESIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2. RESTATEMENT OF FINANCIAL STATEMENTS (Continued):

The restatement had no impact on total assets, liabilities or cash flows. A summary of the effects of the restatement as of December 31, 2009 and March 31, 2010, and for the three month periods ended March 31, 2009 and 2010 are as follows:

	As Previously
	Reported	Restatement	As Restated

Balance Sheets

December 31, 2009

Additional paid in capital	$(80,683)	$90,374	$9,691
Accumulated deficit	(262,721)	43,222	(219,499)
Noncontrolling interest	-	(133,596)	(133,596)

March 31, 2010

Additional paid in capital	$48,903	$(39,212)	$9,691
Accumulated deficit	(339,877)	142,329	(197,548)
Noncontrolling interest	-	(103,117)	(103,117)

Statements of Operations

Three Months ended March 31, 2009

Net income	$45,222	$-	$45,222
Less: Net (income) loss attributable to
noncontrolling interest	-	(27,984)	(27,984)
Net income attributable to
common stockholders	-	17,238	17,238
Basic and diluted income per
common share	0.00	-	0.00

Three Months ended March 31, 2010

Net income	$52,430	$-	$52,430
Less: Net (income) loss attributable to
noncontrolling interest	-	(30,479)	(30,479)
Net income attributable to
common stockholders	-	21,951	21,951
Basic and diluted income per
common share	0.00	-	0.00

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

   As a result of the foregoing, we had net income of $52,430 for the three months ended March 31, 2010 compared to net income of $45,222 for the three months ended March 31, 2009.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

ITEM 4. CONTROLS AND PROCEDURES

Not applicable

ITEM 4T. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a -15(e) and 15(d)-15(e) under the Exchange Act), our Chief Executive Officer and the Chief Financial Officer has concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the applicable time periods specified by the SEC’s rules and forms.  Our Chief Executive Officer and Chief Financial Officer had previously concluded that our disclosure controls and procedures were effective as of March 31, 2010. However, in connection with the restatement of our Consolidated Financial Statements as of and for the quarter ended March 31, 2010 as fully described in Note 2 to the Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q/A, our Chief Executive Officer and Chief Financial Officer determined that the material weakness described below existed as of March 31, 2010.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2010, we did not maintain effective controls with respect to the correct accounting for our noncontrolling interest in our 51% owned subsidiary. This control deficiency resulted in the restatement of our Consolidated Financial Statements for the quarter ended March 31, 2010. Accordingly, our Chief Executive Officer and Chief Financial Officer has determined that this control deficiency constitutes a material weakness.

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