Form 10-Q/A
period 2010-06-30
Global Gate Property Corp.
filed 2011-01-21
CIK 1334345

UNITED STATES
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

EXPLANATORY NOTE

This Amendment No.1 to our Quarterly Report on Form 10-Q includes restated consolidated financial statements for the three and six months ended June 30, 2009 and 2010, which includes changes to the Company’s Balance Sheets at December 31, 2009 and June 30, 2010 and its Statement of Operations for the three and six months ended June 30, 2009 and 2010 with respect to the correct accounting for the Company’s noncontrolling interest in its 51% owned subsidiary.  In addition, the Company determined in November 2010 that sales of common stock (additional paid in capital) in the quarter ended June 30, 2010 had been overstated by $17,469 with a corresponding overstatement of general and administrative expenses.  This Amendment speaks as of the original filing date of our Quarterly Report on Form 10-Q and has not been updated to reflect events occurring subsequent to the original filing date.

BY DESIGN, INC.

FORM 10-Q/A

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

ITEM 1. FINANCIAL STATEMENTS

By Design, Inc.
Consolidated Financial Statements
(Unaudited)

TABLE OF CONTENTS

Page

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated balance sheets	4
Consolidated statements of operation	5
Consolidated statements of cash flows	6
Notes to consolidated financial statements	8

BY DESIGN, INC.
CONSOLIDATED BALANCE SHEETS

		June 30, 2010
	Dec. 31, 2009	(Unaudited)
	(as Restated)	(as Restated)

ASSETS

Current assets
Cash	$15,960	$21,335
Accounts receivable	-	5,748
Inventory	21,315	45,324
Total current assets	37,275	72,407

Fixed assets	88,828	88,828
Less accumulated depreciation	(36,481)	(41,378)
Other assets	4,100	4,100
	56,447	51,550

Total Assets	$93,722	$123,957

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Related party advances	$358,686	$-
Accrued interest payable	61,176	-
Other liabilities	8,066	5,439
Total current liabilties	427,928	5,439

Total Liabilities	427,928	5,439

Stockholders' Equity (Deficit)
By Design, Inc. stockholders' equity (deficit)
Preferred stock, $.01 par value;
1,000,000 shares authorized;
No shares issued & outstanding	-	-
Common stock, $.001 par value;
50,000,000 shares authorized;
9,197,802 (2009) and 50,000,000 (2010)
shares issued and outstanding	9,198	50,000
Additional paid in capital	9,691	432,862
Accumulated deficit	(219,499)	(240,801)
Total By Design, Inc. stockholders' equity (deficit)	(200,610)	242,061
Noncontrolling interest	(133,596)	(123,543)

Total Stockholders' Equity (Deficit)	(334,206)	118,518

Total Liabilities and Stockholders' Equity (Deficit)	$93,722	$123,957

The accompanying notes are an integral part of the consolidated financial statements.

BY DESIGN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2009	June 30, 2010	June 30, 2009	June 30, 2010
	(as Restated)	(as Restated)	(as Restated)	(as Restated)

Sales	$1,200	$34,016	$136,439	$182,065
Cost of goods sold	72,102	17,252	106,772	81,698

Gross profit	(70,902)	16,764	29,667	100,367

Operating expenses:
Amortization & depreciation	2,449	2,449	4,897	4,897
General and administrative	27,354	73,918	75,127	97,352
	29,803	76,367	80,024	102,249

Loss from operations	(100,705)	(59,603)	(50,357)	(1,882)

Other income (expense):
Interest expense	(5,126)	(4,076)	(10,252)	(9,367)
	(5,126)	(4,076)	(10,252)	(9,367)

Loss before
provision for income taxes	(105,831)	(63,679)	(60,609)	(11,249)

Provision for income tax	-	-	-	-

Net loss	(105,831)	(63,679)	(60,609)	(11,249)
Less: Net (income) loss attributable to
noncontrolling interest	47,384	20,426	19,400	(10,053)
Net loss attributable
to common stockholders	$(58,447)	$(43,253)	$(41,209)	$(21,302)

Net loss per share (By Design, Inc.)
(Basic and fully diluted)	$(0.01)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	9,197,802	15,998,168	9,197,802	12,597,985

The accompanying notes are an integral part of the consolidated financial statements.

BY DESIGN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

		Six Months
	Six Months	Ended
	Ended	June 30, 2010
	June 30, 2009	(as Restated)

Cash Flows From Operating Activities:
Net loss	$(60,609)	$(11,249)

Adjustments to reconcile net loss to
net cash used for
operating activities:
Amortization & depreciation	4,897	4,897
Accounts receivable	49,153	(5,748)
Accounts payables	-	854
Accrued payables	5,757	9,367
Inventory	-	(24,009)
Other liabilities	98,666	-
Net cash provided by (used for)
operating activities	97,864	(25,888)

Cash Flows From Investing Activities:
	-	-
Net cash provided by (used for)
investing activities	-	-

(Contued On Following Page)

The accompanying notes are an integral part of the consolidated financial statements.

BY DESIGN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Continued From Previous Page)

		Six Months
	Six Months	Ended
	Ended	June 30, 2010
	June 30, 2009	(as Restated)

Cash Flows From Financing Activities:
Note payable - borrowings	-	12,000
Note payable - payments	-	(225,947)
Distributions	(120,000)	-
Sale of common stock	-	245,210
Net cash provided by (used for)
financing activities	(120,000)	31,263

Net Increase (Decrease) In Cash	(22,136)	5,375

Cash At The Beginning Of The Period	39,979	15,960

Cash At The End Of The Period	$17,843	$21,335

Schedule Of Non-Cash Investing And Financing Activities

In June 2010 the Company recorded a debt relief capital contribution from a Director for notes payable of $138,800, interest of $70,543 and accounts payable of $9,420.

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

This change in accounting treatment resulted in a restatement of accumulated deficit, additional paid in capital and noncontrolling interest on the Company’s balance sheets as of December 31, 2009 and June 30, 2010, and noncontrolling interest and net loss attributable to common stockholders on the Company’s statements of operations for the three and six months ended June 30, 2009 and 2010. In addition, the Company determined in November 2010 that sales of common stock (additional paid in capital) in the quarter ended June 30, 2010 had been overstated by $17,469 with a corresponding overstatement of general and administrative expenses.

BY DESIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2. RESTATEMENT OF FINANCIAL STATEMENTS (Continued):

The restatement had no impact on total assets and liabilities. A summary of the effects of the restatement as of December 31, 2009 and June 30, 2010, and for the three and six month periods ended June 30, 2009 and 2010 are as follows:

	As Previously
	Reported	Restatement	As Restated

Balance Sheets

December 31, 2009

Additional paid in capital	$(80,683)	$90,374	$9,691
Accumulated deficit	(262,721)	43,222	(219,499)
Noncontrolling interest	-	(133,596)	(133,596)

June 30, 2010

Additional paid in capital	$359,957	$72,905	$432,862
Accumulated deficit	(291,439)	50,638	(240,801)
Noncontrolling interest	-	(123,543)	(123,543)

Statements of Operations

Three Months ended June 30, 2009

Net loss	$(105,831)	$-	$(105,831)
Less: Net (income) loss attributable to
noncontrolling interest	-	47,384	47,384
Net loss attributable to
common stockholders	-	(58,447)	(58,447)
Basic and diluted loss per
common share	(0.01)	-	(0.01)

Three Months ended June 30, 2010

Net loss	$(81,148)	$17,469	$(63,679)
Less: Net (income) loss attributable to
noncontrolling interest	-	20,426	20,426
Net loss attributable to
common stockholders	-	(43,253)	(43,253)
Basic and diluted loss per
common share	(0.01)	0.01	(0.00)

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

On June 24, 2010, we issued an aggregate of 40,802,198 new shares of our common stock to 16 unaffiliated non-U.S. investors, pursuant to separate stock subscription agreements.  We received total gross proceeds of approximately $245,210 in consideration for the sale of such shares.  We completed the sale of the new shares in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Regulation D and Regulation S promulgated thereunder. In connection with issuance of the new shares on June 24, 2010, we issued 40,802,198 warrants exercisable at $0.10 per share for a 1 year period and 40,802,198 warrants exercisable at $0.20 per share for a 2 year period.

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

Operating expenses, which include depreciation and general and administrative expenses for the three and six months ended June 30, 2010 were $76,367 and $102,249, respectively. Our operating expenses for the three and six months ended June 30, 2009 were $29,803 and $80,024, respectively.  The major components of operating expenses include rent, marketing costs, professional fees, which consist of legal and accounting costs, and telephone expenses. For the three and six months ended June 30, 2010, we had higher general and administrative expenses, which was a result of increased legal and accounting expenses.

As a result of the foregoing, we had net loss of $63,679 and $11,249 for the three and six months ended June 30, 2010, respectively, compared to net loss of $105,831 and $60,609 for the three and six months ended June 30, 2009.

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

Net cash used for operating activities was $25,888 for the six months ended June 30, 2010 compared net cash provided by operating activities of $97,864 for the six months ended June 30, 2009.

Cash flows used for investing activities were $0 for the six months ended June 30, 2010 and for the six months ended June 30, 2009.

Cash flows provided by financing activities were $31,263 for the six months ended June 30, 2010 compared to cash flows used for financing activities of $120,000 for the six months ended June 30, 2009.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required

ITEM 4. CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures.

       An evaluation was carried out under the supervision and with the participation of the our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (in this case the same person), of the effectiveness of our disclosure controls and procedures as of June 30, 2010.  Based on that evaluation, our CEO/CFO has concluded that our disclosure controls and procedures are not effective to provide reasonable assurance that: (i) information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our CEO/CFO, as appropriate to allow timely decisions regarding required disclosure by us; and (ii) information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Our Chief Executive Officer and Chief Financial Officer had previously concluded that our disclosure controls and procedures were effective as of June 30, 2010. However, in connection with the restatement of our Consolidated Financial Statements as of and for the quarter ended June 30, 2010 as fully described in Note 2 to the Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q/A, our Chief Executive Officer and Chief Financial Officer determined that the material weakness described below existed as of June 30, 2010.

       A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2010, we did not maintain effective controls with respect to the correct accounting for our noncontrolling interest in our 51% owned subsidiary and sales of common stock. This control deficiency resulted in the restatement of our Consolidated Financial Statements for the three and six months ended June 30, 2010.  Accordingly, our Chief Executive Officer and Chief Financial Officer has determined that these control deficiencies constitute a material weakness.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 21, 2011	By Design, Inc.

	By:	/s/ Gary S. Ohlbaum
Gary S. Ohlbaum
President, Chief Executive Officer and
Chief Financial Officer
(principal executive officer and principal
financial and accounting officer)