Form 10-Q/A
period 2009-03-31
Global Gate Property Corp.
filed 2011-03-28
CIK 1334345

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 2 to
FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   March 31, 2009

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-53220

Global Gate Property Corp.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	20-3305472
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

400 Park Avenue, Suite 1440 New York, New York	10022
(Address of Principal Executive Offices)	(Zip Code)

(303) 660-6964
(Registrant’s Telephone Number, Including Area Code)
By Design, Inc. 2519 East Kentucky Ave. Denver, Colorado 80209
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

EXPLANATORY NOTE

This Amendment No.2 to our Quarterly Report on Form 10-Q includes restated consolidated financial statements for the three months ended March  31, 2008 and 2009, which includes changes to the Company’s Balance Sheets at December 31, 2008 and March  31, 2009 and its Statement of Operations for the three months ended March  31, 2008 with respect to the correct accounting for the Company’s noncontrolling interest in its 51% owned subsidiary.  This Amendment speaks as of the original filing date of our Quarterly Report on Form 10-Q/A and has not been updated to reflect events occurring subsequent to the original filing date.

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

Stockholders' Equity (Deficit)
By Design, Inc. stockholders' equity (deficit)
Preferred stock, $.01 par value;
1,000,000 shares authorized;
No shares issued & outstanding	-	-
Common stock, $.001 par value;
50,000,000 shares authorized;
9,197,802 shares issued
& outstanding	9,198	9,198
Additional paid in capital	48,903	-
Accumulated deficit	(269,144)	(278,003)
Total By Design, Inc. stockholders' equity (deficit)	(211,043)	(268,805)
Noncontrolling interest	-	(17,016)

Total Stockholders' Equity (Deficit)	(211,043)	(285,821)

Total Liabilities and Stockholders' Equity (Deficit)	$196,481	$122,334

The accompanying notes are an integral part of the consolidated financial statements.

BY DESIGN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	Mar. 31, 2008	Mar. 31, 2009
	(as Restated)

Sales	$202,346	$115,872
Cost of goods sold	67,178	54,849

Gross profit	135,168	61,023

Operating expenses:
Amortization & depreciation	2,448	2,448
General and administrative	33,580	27,594
	36,028	30,042
Other operating items:
Collection of previously written off receivables	-	19,367
	-	19,367

Income from operations	99,140	50,348

Other income (expense):
Interest expense	(5,052)	(5,126)
	(5,052)	(5,126)

Income before
provision for income taxes	94,088	45,222

Provision for income tax	-	-

Net income	94,088	45,222
Less: Net (income) loss attributable to
noncontrolling interest	-	(27,984)
Net income attributable
to common stockholders	$94,088	$17,238

Net income per share (By Design, Inc.)
(Basic and fully diluted)	$0.01	$0.00

Weighted average number of
common shares outstanding	9,197,802	9,197,802

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

NOTE 2. RESTATEMENT OF FINANCIAL STATEMENTS

The Company has reviewed the accounting treatment as it relates to the noncontrolling interest in its 51% owned subsidiary’s earnings.  As a result of this review, management has determined that the accounting for noncontrolling interest as it related to its subsidiary was incorrect and not in accordance with the provisions of Statement of Financial Accounting Standard No. 160, Noncontrolling interest in Consolidated Financial Statements – an amendment of ARB No. 51, superseded by ASC 810-10-65 (the “Standard”), adopted by the Company on January 1, 2009.  The Standard provides that losses allocable to noncontrolling interest in a subsidiary may exceed the noncontrolling member’s interest in the subsidiary’s equity.  The excess, and any further losses allocable to the noncontrolling interest, shall be allocated to the noncontrolling member’s interest even if that allocation results in a deficit noncontrolling interest balance.  Prior to the adoption of the Standard, ARB 51 prohibited the allocation of losses to a noncontrolling interest if that allocation resulted in a deficit noncontrolling interest balance.  The Standard shall be applied prospectively effective January 1, 2009, except for presentation and disclosure requirements.  Presentation and disclosure requirements shall be applied retrospectively for all periods to reflect a reclassification of noncontrolling interest to equity and an adjustment of net income to include net income attributed to the noncontrolling interest.  Since the Company was in a deficit noncontrolling interest for periods prior to January 1, 2009, the Company has not retrospectively reclassified its noncontrolling interest to equity or adjusted its net income (loss) to include net income (loss) attributed to the noncontrolling interest for periods prior to January 1, 2009.

This change in accounting treatment resulted in a restatement of accumulated deficit, additional paid in capital and noncontrolling interest on the Company’s balance sheets as of December 31, 2008 and March 31, 2009, and noncontrolling interest and net income attributable to common stockholders on the Company’s statements of operations for the three months ended March 31, 2008.

BY DESIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2. RESTATEMENT OF FINANCIAL STATEMENTS (Continued):

The restatement had no impact on total assets, liabilities or cash flows. A summary of the effects of the restatement as of December 31, 2008 and March 31, 2009, and for the three month period ended March 31, 2008 are as follows:

	As Previously
	Reported	Restatement	As Restated

Balance Sheets

December 31, 2008

Additional paid in capital	$90,803	$(41,900)	$48,903
Accumulated deficit	(205,355)	(63,789)	(269,144)
Noncontrolling interest	(105,689)	105,689	-

March 31, 2009

Additional paid in capital	$15,803	$(15,803)	$-
Accumulated deficit	(188,117)	(89,886)	(278,003)
Noncontrolling interest	(122,705)	105,689	(17,016)

Statements of Operations

Three Months ended March 31, 2008

Net income	$94,088	$-	$94,088
Less: Net (income) loss attributable to
noncontrolling interest	(55,312)	55,312	-
Net income attributable to
common stockholders	38,776	55,312	94,088
Basic and diluted income per
common share	0.00	0.01	0.01

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

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized on March 28, 2011.

Global Gate Property Corp.

By:	/s/ Gary S. Ohlbaum
Gary S. Ohlbaum
Presidient, Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial and accounting officer)