Form 10-Q/A
period 2009-06-30
Global Gate Property Corp.
filed 2011-03-28
CIK 1334345

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

EXPLANATORY NOTE

This Amendment No.2 to our Quarterly Report on Form 10-Q includes restated consolidated financial statements for the three and six months ended June 30, 2008 and 2009, which includes changes to the Company’s Balance Sheets at December 31, 2008 and June 30, 2009 and its Statement of Operations for the three and six months ended June 30, 2008 with respect to the correct accounting for the Company’s noncontrolling interest in its 51% owned subsidiary.  This Amendment speaks as of the original filing date of our Quarterly Report on Form 10-Q/A and has not been updated to reflect events occurring subsequent to the original filing date.

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

Stockholders' Equity (Deficit)
By Design, Inc. stockholders' equity (deficit)
Preferred stock, $.01 par value;
1,000,000 shares authorized;
No shares issued & outstanding	-	-
Common stock, $.001 par value;
50,000,000 shares authorized;
9,197,802 shares issued
& outstanding	9,198	9,198
Additional paid in capital	48,903	-
Accumulated deficit	(269,144)	(336,450)
Total By Design, Inc. stockholders' equity (deficit)	(211,043)	(327,252)
Noncontrolling interest	-	(64,400)

Total Stockholders' Equity (Deficit)	(211,043)	(391,652)

Total Liabilities and Stockholders' Equity (Deficit)	$196,481	$120,295

The accompanying notes are an integral part of the consolidated financial statements.

BY DESIGN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2008	June 30, 2009	June 30, 2008	June 30, 2009
	(as Restated)		(as Restated)

Sales	$102,697	$1,200	$305,043	$136,439
Cost of goods sold	75,321	72,102	142,499	106,772

Gross profit	27,376	(70,902)	162,544	29,667

Operating expenses:
Amortization & depreciation	2,449	2,449	4,897	4,897
General and administrative	40,037	27,354	73,617	75,127
	42,486	29,803	78,514	80,024

Income (loss) from operations	(15,110)	(100,705)	84,030	(50,357)

Other income (expense):
Interest income
Interest expense	(5,122)	(5,126)	(10,174)	(10,252)
Rebates
	(5,122)	(5,126)	(10,174)	(10,252)

Income (loss) before
provision for income taxes	(20,232)	(105,831)	73,856	(60,609)

Provision for income tax	-	-	-	-

Net income (loss)	(20,232)	(105,831)	73,856	(60,609)
Less: Net (income) loss attributable to
noncontrolling interest	-	47,384	-	19,400
Net income (loss) attributable
to common stockholders	$(20,232)	$(58,447)	$73,856	$(41,209)

Net income (loss) per share (By Design, Inc.)
(Basic and fully diluted)	$(0.00)	$(0.01)	$0.01	$(0.00)

Weighted average number of
common shares outstanding	9,197,802	9,197,802	9,197,802	9,197,802

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

This change in accounting treatment resulted in a restatement of accumulated deficit, additional paid in capital and noncontrolling interest on the Company’s balance sheets as of December 31, 2008 and June 30, 2009, and noncontrolling interest and net income (loss) attributable to common stockholders on the Company’s statements of operations for the three and six months ended June 30, 2008.

BY DESIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2. RESTATEMENT OF FINANCIAL STATEMENTS (Continued):

The restatement had no impact on total assets, liabilities or cash flows. A summary of the effects of the restatement as of December 31, 2008 and June 30, 2009, and for the three and six month periods ended June 30, 2008 are as follows:

	As Previously
	Reported	Restatement	As Restated

Balance Sheets

December 31, 2008

Additional paid in capital	$90,803	$(41,900)	$48,903
Accumulated deficit	(205,355)	(63,789)	(269,144)
Noncontrolling interest	(105,689)	105,689	-

June 30, 2009

Additional paid in capital	$15,803	$(15,803)	$-
Accumulated deficit	(246,564)	(89,886)	(336,450)
Noncontrolling interest	(170,089)	105,689	(64,400)

Statements of Operations

Three Months ended June 30, 2008

Net loss	$(20,232)	$-	$(20,232)
Less: Net (income) loss attributable to
noncontrolling interest	7,182	(7,182)	-
Net loss attributable to
common stockholders	(13,050)	(7,182)	(20,232)
Basic and diluted loss per
common share	(0.00)	-	(0.00)

BY DESIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2. RESTATEMENT OF FINANCIAL STATEMENTS (Continued):

	As Previously
	Reported	Restatement	As Restated

Statements of Operations

Six Months ended June 30, 2008

Net income	$73,856	$-	$73,856
Less: Net (income) loss attributable to
noncontrolling interest	(48,130)	48,130	-
Net income attributable to
common stockholders	25,726	48,130	73,856
Basic and diluted income per
common share	0.00	0.01	0.01

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 to Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on March 28, 2011.

Global Gate Property Corp.

By:	/s/ Gary S. Ohlbaum
Gary S. Ohlbaum
President, Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial and accounting officer)