Form 10-Q/A
period 2009-09-30
Global Gate Property Corp.
filed 2011-03-28
CIK 1334345

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

EXPLANATORY NOTE

This Amendment No.2 to our Quarterly Report on Form 10-Q includes restated consolidated financial statements for the three and nine months ended September 30, 2008 and 2009, which includes changes to the Company’s Balance Sheets at December 31, 2008 and September 30, 2009 and its Statement of Operations for the three and nine months ended September 30, 2008 with respect to the correct accounting for the Company’s noncontrolling interest in its 51% owned subsidiary.  This Amendment speaks as of the original filing date of our Quarterly Report on Form 10-Q/A and has not been updated to reflect events occurring subsequent to the original filing date.

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

Stockholders' Equity (Deficit)
By Design, Inc. stockholders' equity (deficit)
Preferred stock, $.01 par value;
1,000,000 shares authorized;
No shares issued & outstanding	-	-
Common stock, $.001 par value;
50,000,000 shares authorized;
9,197,802 shares issued
& outstanding	9,198	9,198
Additional paid in capital	48,903	-
Accumulated deficit	(269,144)	(318,851)
Total By Design, Inc. stockholders' equity (deficit)	(211,043)	(309,653)
Noncontrolling interest	-	(36,561)

Total Stockholders' Equity (Deficit)	(211,043)	(346,214)

Total Liabilities and Stockholders' Equity (Deficit)	$196,481	$92,635

The accompanying notes are an integral part of the consolidated financial statements.

BY DESIGN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2008	Sept. 30, 2009
	(as Restated)		(as Restated)

Sales	$36,030	$126,096	$341,073	$262,535
Cost of goods sold	154,830	58,028	297,329	164,800

Gross profit	(118,800)	68,068	43,744	97,735

Operating expenses:
Amortization & depreciation	2,448	2,448	7,345	7,345
General and administrative	13,042	5,080	86,659	80,207
	15,490	7,528	94,004	87,552

Income (loss) from operations	(134,290)	60,540	(50,260)	10,183

Other income (expense):
Interest income
Interest expense	(5,126)	(5,516)	(15,300)	(15,768)
Rebates
	(5,126)	(5,516)	(15,300)	(15,768)

Income (loss) before
provision for income taxes	(139,416)	55,024	(65,560)	(5,585)

Provision for income tax	-	-	-	-

Net income (loss)	$(139,416)	$55,024	$(65,560)	$(5,585)
Less: Net (income) loss attributable to
noncontrolling interest	-	(31,313)	-	(11,913)
Net income (loss) attributable
to common stockholders	$(139,416)	$23,711	$(65,560)	$(17,498)

Net income (loss) per share (By Design, Inc.)
(Basic and fully diluted)	$(0.02)	$0.00	$(0.01)	$(0.00)

Weighted average number of
common shares outstanding	9,197,802	9,197,802	9,197,802	9,197,802

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

This change in accounting treatment resulted in a restatement of accumulated deficit, additional paid in capital and noncontrolling interest on the Company’s balance sheets as of December 31, 2008 and September 30, 2009, and noncontrolling interest and net income (loss) attributable to common stockholders on the Company’s statements of operations for the three and nine months ended September 30, 2008.

BY DESIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2. RESTATEMENT OF FINANCIAL STATEMENTS (Continued):

The restatement had no impact on total assets, liabilities or cash flows. A summary of the effects of the restatement as of December 31, 2008 and September 30, 2009, and for the three and nine month periods ended September 30, 2008 are as follows:

	As Previously
	Reported	Restatement	As Restated

Balance Sheets

December 31, 2008

Additional paid in capital	$90,803	$(41,900)	$48,903
Accumulated deficit	(205,355)	(63,789)	(269,144)
Noncontrolling interest	(105,689)	105,689	-

September 30, 2009

Additional paid in capital	9,691	(9,691)	-
Accumulated deficit	(222,853)	(95,998)	(318,851)
Noncontrolling interest	(142,250)	105,689	(36,561)

Statement of Operations

Three Months ended September 30, 2008

Net loss	$(139,416)	$-	$(139,416)
Less: Net (income) loss attributable to
noncontrolling interest	62,171	(62,171)	-
Net loss attributable to
common stockholders	(77,245)	(62,171)	(139,416)
Basic and diluted loss per
common share	(0.01)	(0.01)	(0.02)

BY DESIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2. RESTATEMENT OF FINANCIAL STATEMENTS (Continued):

	As Previously
	Reported	Restatement	As Restated

Statements of Operations

Nine Months ended September 30, 2008

Net loss	$(65,560)	$-	$(65,560)
Less: Net (income) loss attributable to
noncontrolling interest	14,041	(14,041)	-
Net loss attributable to
common stockholders	(51,519)	(14,041)	(65,560)
Basic and diluted loss per
common share	(0.01)	-	(0.01)

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
.

Global Gate Property Corp.

By:	/s/ Gary S. Ohlbaum
Gary S. Ohlbaum
President, Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial and accounting officer)