Form 10-K/A
period 2009-12-31
Global Gate Property Corp.
filed 2011-03-28
CIK 1334345

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 2 to
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

EXPLANATORY NOTE

This Amendment No.2 to our Annual Report on Form 10-K includes restated audited consolidated financial statements for the years ended December 31, 2008 and 2009, which includes changes to the Company’s Balance Sheet at December 31, 2008 and 2009, its Statement of Operations for the year ended December 31, 2008 and its Statements of Stockholders Equity for the period from January 1, 2008 to December 31, 2009 with respect to the correct accounting for the Company’s noncontrolling interest in its 51% owned subsidiary.  This Amendment speaks as of the original filing date of our Annual Report on Form 10-K/A and has not been updated to reflect events occurring subsequent to the original filing date.

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

Balance Sheet Data: 12/31/09

Cash	$15,960
Total assets	$93,722
Total liabilities	$427,928
Shareholders' equity (deficit)	$(334,206)

Operating Data: 12/31/09

Revenue	$283,881
Operating Expenses	$133,014
Net Income	$6,423

Balance Sheet Data: 12/31/08

Cash	$39,979
Total assets	$196,481
Total liabilities	$407,524
Shareholders' equity (deficit)	$(211,043)

Operating Data: 12/31/08

Revenue	$610,992
Operating Expenses	$138,604
Net Income	$61,217

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

As discussed in Note 7 to the financial statements, the Company restated the 2008 and 2009 consolidated financial statements for noncontrolling interest pursuant to ASC 810-10-65.

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

Aurora, Colorado	/s/ Ronald R. Chadwick, P.C.
March 23, 2011	RONALD R. CHADWICK, P.C.

BY DESIGN, INC.
CONSOLIDATED BALANCE SHEETS

	Dec. 31, 2008	Dec. 31, 2009
	(as Restated)	(as Restated)

ASSETS

Current assets
Cash	$39,979	$15,960
Accounts receivable	49,153	-
Inventory	41,109	21,315
Total current assets	130,241	37,275

Fixed assets	88,828	88,828
Less accumulated depreciation	(26,688)	(36,481)
Other assets	4,100	4,100
	66,240	56,447

Total Assets	$196,481	$93,722

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$4,495	$-
Related party payables	11,939	-
Related party advances	341,747	358,686
Accrued interest payable	40,481	61,176
Other liabilities	8,862	8,066
Total current liabilties	407,524	427,928

Total Liabilities	407,524	427,928

Stockholders' Equity (Deficit)
By Design, Inc. stockholders' equity (deficit)
Preferred stock, $.01 par value;
1,000,000 shares authorized;
No shares issued & outstanding	-	-
Common stock, $.001 par value;
50,000,000 shares authorized;
9,197,802 shares issued
& outstanding	9,198	9,198
Additional paid in capital	48,903	-
Accumulated deficit	(269,144)	(315,497)
Total By Design, Inc. stockholders' equity (deficit)	(211,043)	(306,299)
Noncontrolling interest	-	(27,907)

Total Stockholders' Equity (Deficit)	(211,043)	(334,206)

Total Liabilities and Stockholders' Equity (Deficit)	$196,481	$93,722

The accompanying notes are an integral part of the consolidated financial statements.

BY DESIGN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Year Ended	Year Ended
	Dec. 31, 2008	Dec. 31, 2009
	(as Restated)

Sales	$610,992	$283,881
Cost of goods sold	390,760	173,156

Gross profit	220,232	110,725

Operating expenses:
Amortization & depreciation	9,793	9,793
General and administrative	128,811	91,698
Write offs - inventory		31,523
	138,604	133,014
Other operating items:
Collection of previously written off receivables	-	49,407
		49,407

Income from operations	81,628	27,118

Other income (expense):
Interest expense	(20,411)	(20,695)
	(20,411)	(20,695)

Income before
provision for income taxes	61,217	6,423

Provision for income tax	-	-

Net income	61,217	6,423
Less: Net (income) loss attributable to
noncontrolling interest	-	(20,567)
Net income (loss) attributable
to common stockholders	$61,217	$(14,144)

Net income (loss) per share (By Design, Inc.)
(Basic and fully diluted)	$0.01	$(0.00)

Weighted average number of
common shares outstanding	9,197,802	9,197,802

The accompanying notes are an integral part of the consolidated financial statements.

BY DESIGN, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock
	Shares	Amount ($.001 Par)	Paid in Capital	Accumulated Deficit	Stockholders' Equity (Deficit)-By Design, Inc.	Non-controlling Interest	Total Stockholders' Equity (Deficit)
			(As Restated)	(As Restated)	(As Restated)	(As Restated)

Balances at December 31, 2007	9,197,802	$9,198	$88,903	$(330,361)	$(232,260)	$-	$(232,260)

Distributions			(40,000)		(40,000)		(40,000)

Net income (loss) for the year				61,217	61,217		61,217

Balances at December 31, 2008	9,197,802	$9,198	$48,903	$(269,144)	$(211,043)	$-	$(211,043)

Distributions			(48,903)	(32,209)	(81,112)	(48,474)	(129,586)

Net income (loss) for the year				(14,144)	(14,144)	20,567	6,423

Balances at December 31, 2009	9,197,802	$9,198	$-	$(315,497)	$(306,299)	$(27,907)	$(334,206)

The accompanying notes are an integral part of the consolidated financial statements.

BY DESIGN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	Dec. 31, 2008	Dec. 31, 2009

Cash Flows From Operating Activities:
Net income (loss)	$61,217	$6,423

Adjustments to reconcile net loss to
net cash used for
operating activities:
Amortization & depreciation	9,793	9,793
Accounts receivable	(32,658)	49,153
Inventory		(11,729)
Accrued payables	24,081	15,404
Write offs		31,523
Other liabilities	(18,188)
Net cash provided by (used for)
operating activities	44,245	100,567

Cash Flows From Investing Activities:

Net cash provided by (used for)
investing activities	-	-

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

This change in accounting treatment resulted in a restatement of accumulated deficit, additional paid in capital and noncontrolling interest on the Company’s balance sheets as of December 31, 2008 and 2009, and noncontrolling interest and net income (loss) attributable to common stockholders on the Company’s statements of operations for 2008.

BY DESIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2009

NOTE 7. RESTATEMENT OF FINANCIAL STATEMENTS (Continued):

The restatement had no impact on total assets, liabilities or cash flows. A summary of the effects of the restatement as of December 31, 2008 and 2009, and for the year ended December 31, 2008 are as follows:

	As Previously
	Reported	Restatement	As Restated

Balance Sheets

December 31, 2008

Additional paid in capital	$90,803	$(41,900)	$48,903
Accumulated deficit	(205,355)	(63,789)	(269,144)
Noncontrolling interest	(105,689)	105,689	-

December 31, 2009

Additional paid in capital	$9,691	$(9,691)	$-
Accumulated deficit	(219,499)	(95,998)	(315,497)
Noncontrolling interest	(133,596)	105,689	(27,907)

Statements of Operations

Year ended December 31, 2008

Net income	$61,217	$-	$61,217
Less: Net (income) loss attributable to
noncontrolling interest	(53,583)	53,583	-
Net income attributable to
common stockholders	7,634	53,583	61,217
Basic and diluted income per
common share	0.00	0.01	0.01

BY DESIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2009

NOTE 7. RESTATEMENT OF FINANCIAL STATEMENTS (Continued):

	As Previously
	Reported	Restatement	As Restated

Statements of Stockholders’ Equity

Year ended December 31, 2008

Paid in capital	$90,803	$(41,900)	$48,903
Accumulated deficit	(205,355)	(63,789)	(269,144)
Noncontrolling interest	(105,689)	105,689	-

Year ended December 31, 2009

Additional paid in capital	$9,691	$(9,691)	$-
Accumulated deficit	(219,499)	(95,998)	(315,497)
Noncontrolling interest	(133,596)	105,689	(27,907)

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

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 2011.

Global Gate Property Corp.

By:	/s/ Gary S. Ohlbaum
Gary S. Ohlbaum
President, Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial and accounting officer)