Form 10-Q/A
period 2010-03-31
Global Gate Property Corp.
filed 2011-03-28
CIK 1334345

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

EXPLANATORY NOTE

This Amendment No.2 to our Quarterly Report on Form 10-Q includes restated consolidated financial statements for the three months ended March 31, 2009 and 2010, which includes changes to the Company’s Balance Sheets at December 31, 2009 and March 31, 2010 with respect to the correct accounting for the Company’s noncontrolling interest in its 51% owned subsidiary.  This Amendment speaks as of the original filing date of our Quarterly Report on Form 10-Q/A and has not been updated to reflect events occurring subsequent to the original filing date.

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

Stockholders' Equity (Deficit)
By Design, Inc. stockholders' equity (deficit)
Preferred stock, $.01 par value;
1,000,000 shares authorized;
No shares issued & outstanding	-	-
Common stock, $.001 par value;
50,000,000 shares authorized;
9,197,802 shares issued
& outstanding	9,198	9,198
Additional paid in capital	-	-
Accumulated deficit	(315,497)	(293,546)
Total By Design, Inc. stockholders' equity (deficit)	(306,299)	(284,348)
Noncontrolling interest	(27,907)	2,572

Total Stockholders' Equity (Deficit)	(334,206)	(281,776)

Total Liabilities and Stockholders' Equity (Deficit)	$93,722	$163,513

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

This change in accounting treatment resulted in a restatement of accumulated deficit, additional paid in capital and noncontrolling interest on the Company’s balance sheets as of December 31, 2009 and March 31, 2010.

BY DESIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2. RESTATEMENT OF FINANCIAL STATEMENTS (Continued):

The restatement had no impact on total assets, liabilities or cash flows. A summary of the effects of the restatement as of December 31, 2009 and March 31, 2010 are as follows:

	As Previously
	Reported	Restatement	As Restated

Balance Sheets

December 31, 2009

Additional paid in capital	$9,691	$(9,691)	$-
Accumulated deficit	(219,499)	(95,998)	(315,497)
Noncontrolling interest	(133,596)	105,689	(27,907)

March 31, 2010

Additional paid in capital	$9,691	$(9,691)	$-
Accumulated deficit	(197,548)	(95,998)	(293,546)
Noncontrolling interest	(103,117)	105,689	2,572

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