Form 10-Q/A
period 2010-06-30
Global Gate Property Corp.
filed 2011-03-28
CIK 1334345

UNITED STATES
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

EXPLANATORY NOTE

This Amendment No.2 to our Quarterly Report on Form 10-Q includes restated consolidated financial statements for the three and six months ended June 30, 2009 and 2010, which includes changes to the Company’s Balance Sheets at December 31, 2009 and June 30, 2010 with respect to the correct accounting for the Company’s noncontrolling interest in its 51% owned subsidiary.   This Amendment speaks as of the original filing date of our Quarterly Report on Form 10-Q/A and has not been updated to reflect events occurring subsequent to the original filing date.

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

Stockholders' Equity (Deficit)
By Design, Inc. stockholders' equity (deficit)
Preferred stock, $.01 par value;
1,000,000 shares authorized;
No shares issued & outstanding	-	-
Common stock, $.001 par value;
50,000,000 shares authorized;
9,197,802 (2009) and 50,000,000 (2010)
shares issued and outstanding	9,198	50,000
Additional paid in capital	-	423,171
Accumulated deficit	(315,497)	(336,799)
Total By Design, Inc. stockholders' equity (deficit)	(306,299)	136,372
Noncontrolling interest	(27,907)	(17,854)

Total Stockholders' Equity (Deficit)	(334,206)	118,518

Total Liabilities and Stockholders' Equity (Deficit)	$93,722	$123,957

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

This change in accounting treatment resulted in a restatement of accumulated deficit, additional paid in capital and noncontrolling interest on the Company’s balance sheets as of December 31, 2009 and June 30, 2010.

BY DESIGN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2. RESTATEMENT OF FINANCIAL STATEMENTS (Continued):

The restatement had no impact on total assets and liabilities. A summary of the effects of the restatement as of December 31, 2009 and June 30, 2010 are as follows:

	As Previously
	Reported	Restatement	As Restated

Balance Sheets

December 31, 2009

Additional paid in capital	$9,691	$(9,691)	$-
Accumulated deficit	(219,499)	(95,998)	(315,497)
Noncontrolling interest	(133,596)	105,689	(27,907)

June 30, 2010

Additional paid in capital	$(432,852)	$(9,691)	$423,171
Accumulated deficit	(240,801)	(95,998)	(336,799)
Noncontrolling interest	(123,543)	105,689	(17,854)

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 to Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 28, 2011	Global Gate Property Corp.

	By:	/s/ Gary S. Ohlbaum
Gary S. Ohlbaum
President, Chief Executive Officer and
Chief Financial Officer
(principal executive officer and principal
financial and accounting officer)