Form 10-Q/A
period 2010-09-30
Global Gate Property Corp.
filed 2011-03-28
CIK 1334345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________

Amendment No. 1 to
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

EXPLANATORY NOTE

This Amendment No.1 to our Quarterly Report on Form 10-Q includes restated consolidated financial statements for the three and nine months ended September 30, 2009 and 2010, which includes changes to the Company’s Balance Sheets at December 31, 2009 and September 30, 2010 with respect to the correct accounting for the Company’s noncontrolling interest in its 51% owned subsidiary.  This Amendment speaks as of the original filing date of our Quarterly Report on Form 10-Q and has not been updated to reflect events occurring subsequent to the original filing date.

GLOBAL GATE PROPERTY CORP.

FORM 10-Q/A

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

ITEM 1. FINANCIAL STATEMENTS

GLOBAL GATE PROPERTY CORP.
CONSOLIDATED BALANCE SHEETS

	Dec. 31, 2009 (As Restated)	Sept. 30, 2010 (Unaudited) (As Restated)

ASSETS

Current assets:
Cash	$15,960	$3,453
Inventory	21,315	60,750
Total current assets	37,275	64,203

Fixed assets	88,828	88,828
Less: Accumulated depreciation	(36,481)	(43,826)
Other assets	4,100	4,100
	56,447	49,102

Total assets	$93,722	$113,305

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$-	$160,237
Due to related parties	358,686	9,988
Accrued interest payable	61,176	-
Other liabilities	8,066	1,044
Total current liabilties	427,928	171,269

Stockholders' equity (deficit):
Preferred stock, $.01 par value;
1,000,000 shares authorized;
No shares issued & outstanding	-	-
Common stock, $.001 par value;
500,000,000 shares authorized;
9,197,802 and 50,000,000 shares issued
& outstanding at December 31, 2009	9,198	50,000
and September 30, 2010, respectfully
Additional paid in capital	-	423,171
Accumulated deficit	(315,497)	(503,566)

Total Global Gate Property Corp. stockholders' equity (deficit)	(306,299)	(30,395)
Noncontrolling interest	(27,907)	(27,569)
Total stockholders' deficit	(334,206)	(57,964)

Total liabilities and stockholders' equity (deficit)	$93,722	$113,305

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

This change in accounting treatment resulted in a restatement of accumulated deficit, additional paid in capital and noncontrolling interest on the Company’s balance sheets as of December 31, 2009 and September 30, 2010.

The restatement had no impact on total assets, liabilities or cash flows. The restatement will not have any effect on reported earnings for future periods.  A summary of the effects of the restatement as of December 31, 2009 and September 30, 2010 are as follows:

Balance Sheet
December 31, 2009	As previously reported	Restatement	As Restated

Additional paid in capital	$9,691	$(9,691)	$-
Accumulated deficit	(219,499)	(95,998)	(315,497)
Noncontrolling interest	(133,596)	105,689	(27,907)

September 30, 2010

Additional paid in capital	$432,862	$(9,691)	$423,171
Accumulated deficit	(407,568)	(95,998)	(503,566)
Noncontrolling interest	(133,258)	105,689	(27,569)

GLOBAL GATE PROPERTIES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)+

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

On October 22, 2010, the Company purchased 51% of the outstanding shares of common stock of Macoy Capital Partners, Inc., pursuant to a Stock Purchase Agreement with Mitch Ohlbaum, its former sole shareholder.  Under the Stock Purchase Agreement, the Company purchased 510 shares of common stock of Macoy Capital Partners from Mr. Ohlbaum in consideration for $10,000 in cash and 33,333 shares of the Company’s common stock valued at $0.01 per share.  Macoy Capital Partners is licensed as a real estate broker by the California Department of Real Estate and the Nationwide Mortgage Licensing System.  Its main focus is to broker residential and commercial loans to the general public.  Macoy Capital Partners also provides residential and commercial real estate brokerage services.  Mitch Ohlbaum is the brother of Gary S. Ohlbaum, the Company’s President and Chief Executive Officer.

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

On October 22, 2010, we purchased 51% of the outstanding shares of common stock of Macoy Capital Partners, Inc., pursuant to a Stock Purchase Agreement with Mitch Ohlbaum, its former sole shareholder.  Under the Stock Purchase Agreement, we purchased 510 shares of common stock of Macoy Capital Partners from Mr. Ohlbaum in consideration for $10,000 in cash and 33,333 shares of our common stock valued at $0.01 per share.  Macoy Capital Partners is licensed as a real estate broker by the California Department of Real Estate and the Nationwide Mortgage Licensing System.  Its main focus is to broker residential and commercial loans to the general public.  Macoy Capital Partners also provides residential and commercial real estate brokerage services.  Mitch Ohlbaum is the brother of Gary S. Ohlbaum, our President, Chief Executive Officer and Chief Financial Officer.

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