Form 10-K
period 2010-12-31
Global Gate Property Corp.
filed 2011-04-15
CIK 1334345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:   December 31, 2010

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-52330

Global Gate Property Corp.
 (Exact name of registrant as specified in its charter)

Nevada	20-3305472
(State or other jurisdiction	(IRS Employer File Number)
of incorporation or organization)

400 Park Avenue, Suite 1440
New York, NY	10022
(Address of principal executive offices)	(zip code)

(860) 604-5892
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
Yes [] No [X].

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X]    No: [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes []  No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes []   No [X].

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: approximately $0.20 per share  as of June 30, 2010.

As of April 12, 2011, there were 50,033,333 shares outstanding of the registrant’s common stock.

FORM 10-K

Global Gate Property Corp.

For purposes of this document, unless otherwise indicated or the context otherwise requires, all references herein to “Global Gate”, “the Company”, “we,” “us,” and “our,” refer to Global Gate Property Corp., a Nevada corporation and our wholly-owned subsidiaries. Except as we might otherwise specifically indicate, all references to “us” include our subsidiaries.

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

PART I

Item 1. BUSINESS

General

We market real estate in the United States to domestic and international purchasers, through our majority owned subsidiary, Macoy Capital Partners Inc., or Macoy, and through our wholly owned Hong Kong subsidiary, Global Gate Property Ltd. or GGPL.  In January 2011, GGPL signed an agreement with Intero International Franchise Services, LLC, an affiliate of Intero Real Estate Services, Inc., or Intero, a U.S. real estate brokerage firm, to provide services to China based investors interested in the U.S. real estate market. In addition, we are creating a center in China whose goal will be to transfer agricultural and clean technology from other countries to be used in China. This center’s objectives will be to advance the agriculture sector in China while preserving and improving environmental conditions and resource use.  We also market interior and exterior design consulting services to real estate developers and builders for their real estate projects.

In October 2010 we purchased a 51% equity interest in Macoy, a Los Angeles based real estate brokerage which also provides financing services for real estate purchases.

In December 2010 we signed an agreement with Beijing Sino Forest Assets Appraisal Co Ltd to work together to identify investment opportunities in the forestry sector in China.  We are looking at a number of potential sites in China to acquire land to be used for forestry, or where there are already forestry resources present.

In addition, we have a subsidiary known as Stone Select, LLC which markets hand-carved interior and exterior natural stone ornamentation and architectural elements.  Approximately two thirds of our revenues through December 31, 2010 were generated through our subsidiary, Stone Select, LLC.

We were incorporated as a successor to an operation which began in 1996. The predecessor company was a sole proprietorship owned by Ms. Deanie Underwood known as “By Design.” This company provided interior design and refurbishment work but had no activity in the two years prior to be being acquired by us. It was marginally profitable in most years it was operational. This company has been absorbed into us and is no longer in existence. We acquired the assets of this sole proprietorship in a tax-free exchange under the Internal Revenue Code in February, 2005.

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

On June 24, 2010, we issued an aggregate of 40,802,198 shares of our common stock to 16 unaffiliated non-U.S. investors, pursuant to separate stock subscription agreements.  We received total gross proceeds of $245,210 in consideration for the sale of such shares.  We completed the sale of the new shares in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Regulation D and Regulation S promulgated thereunder.  In connection with issuance of the new shares on June 24, 2010, we issued 40,802,198 warrants exercisable at $0.10 per share for a 1 year period and 40,802,198 warrants exercisable at $0.20 per share for a 2 year period.  The warrants issued with common stock were recorded as additional paid in capital at the estimated fair market value of $383.

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

On August 20, 2010, we amended our articles of incorporation to change our corporate name from By Design, Inc. to Global Gate Property Corp., and to increase the number of authorized shares of our common stock from 50,000,000 to 500,000,000 shares.  In connection with our name change, our trading symbol was changed to “GGPC” on the OTC Bulletin Board.

On October 22, 2010, we purchased 51% of the outstanding shares of common stock of Macoy, pursuant to a Stock Purchase Agreement with Mitch Ohlbaum, its former sole shareholder.  Under the Stock Purchase Agreement, we purchased 510 shares of common stock of Macoy from Mr. Ohlbaum in consideration for $10,000 in cash and 33,333 shares of our common stock valued at $0.01 per share.  Macoy’s  main focus is to broker residential and commercial loans to the general public.  Macoy also provides residential and commercial real estate brokerage services.  Mitch Ohlbaum is the brother of Gary S. Ohlbaum, our President, Chief Executive Officer and Chief Financial Officer.

Our principal business address is 400 Park Avenue, Suite 1440, New York, New York 10022. Our telephone number is (860) 604-5892.  We were incorporated under the laws of the State of Nevada on February 23, 2005. Our website is www.globalgateproperties.com.

Operations

Currently, we are conducting business through GGPL in Asia, Macoy in Los Angeles, California and Stone Select, LLC (“Stone Select”) in the Denver, Colorado area.

GGPL

We are conducting business in Asia through our 100% owned Hong Kong subsidiary, GGPL, which assists Asian investors to acquire international real estate.  In January 2011 GGPL signed an agreement with Intero International Franchise Services, LLC, an affiliate of Intero Real Estate Services, Inc. (“Intero”), a U.S. real estate brokerage firm, to work together to promote US real state in the Shanghai, China market.

Macoy Capital Partners, Inc.

We are conducting business in the Los Angeles, California metropolitan area through our majority-owned subsidiary, Macoy.  Macoy’s main focus is to broker residential and commercial loans to the general public. Most of these loans are of a generic nature and are funded through normal channels, while others are arranged through various private sources depending on the requirements of the transaction. Macoy also provides residential and commercial real estate brokerage services.

Stone Select, LLC

Stone Select focuses in the broad area of interior design for homes, including the wholesale and in retail sales of imported stone, decorative iron, and carved wood furniture.  Stone Select imports all of its products from China. We have one supplier in China.  All of the products are sold on a custom design basis.  As a result, we do not carry a substantial inventory of products.

Recent Developments

On December 1, 2010, we announced the execution of a Memorandum of Understanding with China’s largest dedicated forestry valuation company, Beijing Sino Forest Assets Appraisal Co Ltd., or BSFAA, to work together on identifying opportunities in and promoting China’s forestry sector. Under the Agreement, we have access to BSFAA’s offices and network across China, and the parties will work together to identify investment opportunities, raise capital for projects and develop the forestry sector in China.

On January 31, 2011, our Hong Kong subsidiary, Global Gate Property Ltd, reached an agreement with Intero to form Intero Shanghai in order to provide a range of services to China based investors interested in the U.S. real estate market.

We plan to expand through acquisitions. We will not only look at our present industry but will reserve the right to investigate and, if warranted, merge with or acquire the assets or common stock of other entities. We will seek opportunities for long-term growth potential and short-term earnings. As part of our acquisition and expansion strategy, we are engaged in discussions with a number of potential partners, businesses and investment opportunities.

Markets

Our marketing plan is focused on identifying suitable investment and acquisition opportunities, and developing the customer base of our subsidiary companies, in particular the recently formed GGPL following its agreement with Intero.  We are seeking to expand Macoy’s business through international clients.

Each officer and director utilizes his or her previous contacts in business to develop potential opportunities.  We also use consultants and business partners.

Clients and Competition

The markets in which we operate are highly competitive and fragmented, with limited barriers to entry in certain segments.  We face competition from a variety of sources.

Macoy’s clients are primarily in the Los Angeles area, seeking finance for residential property purchases.  There is significant competition from other brokers and banks in this market.

Stone Select relies upon four main clients for a majority of its revenues. Each of these four developers builds custom homes in the three to twelve million dollar price range and are affected by market trends in that segment of the real estate industry. Mr. Craig Bush, who, with his wife, own 49% of Stone Select, provides architectural services to our clients from time to time. However, their use of our products remains dependent upon their ability to market homes.

Raw Materials

We do not use raw materials in our business. We acquire finished products from our suppliers.  The use of and ability to acquire raw materials could be a material factor in our operations if our suppliers cannot obtain sufficient raw materials to provide us with finished products,.

Employees

              At December 31, 2010, we have three employees and our relations with our employees are satisfactory.

How to Obtain Our SEC Filings

We file annual, quarterly, and special reports, proxy statements, and other information with the Securities Exchange Commission (the “SEC”). Reports, proxy statements and other information filed with the SEC can be inspected and copied at the public reference facilities of the SEC at 100 F Street N.E., Washington, DC 20549. Such material may also be accessed electronically by means of the SEC's website at www.sec.gov.

Our investor relations department can be contacted via email to ir@globalgateproperty.com.

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

We have a history of losses.  Our losses may continue in the future.  We have a large working capital deficit and negative stockholders equity, which increased from the previous year. We are dependent on loans from our shareholders and other creditors. We may never sustain profitability on a consistent basis. As a result, we could go out of business.

Our revenues for the fiscal year ended December 31, 2010 were $310,833. We had a net loss of $336,714 for this period. Our revenues for the fiscal year ended December 31, 2009 were $283,881, with a net profit of $6,423. We have had a history of losses because we were unable to generate sufficient revenues to be profitable. At December 31, 2010, we had a working capital deficit of $253,945 and a negative stockholders equity of $194,954. At December 31, 2009 we had negative stockholders equity of $334,206. We cannot guarantee that we will ever become a profitable company and, as a result, we could go out of business.

Because we have a large working capital deficit, our accountants have expressed doubts about our ability to continue as a going concern.

For the fiscal years ended December 31, 2010 and 2009, our accountants have expressed doubt about our ability to continue as a going concern as a result of our working capital deficit. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

●	our ability to locate clients who will use and pay for our services; and

●	our ability to generate significant revenues.

Based upon current plans, we may incur operating losses in future periods because we may, from time to time, be incurring expenses but not generating sufficient revenues. We anticipate considerably expanding operations, including through acquisitions, so it is difficult for us to predict income and expenses.  We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover our operating costs. Failure to generate sufficient revenues, without obtaining adequate sources of funding, will cause us to go out of business.

We are only minimally capitalized. Because we are only minimally capitalized, we expect to experience a lack of liquidity for the foreseeable future in our ongoing operations. We will seek to adjust our expenses as necessary to prevent cash flow or liquidity problems. However, we will need additional financing, which we do not now possess, to fully develop our operations. We expect to rely principally upon our ability to raise additional financing, the success of which cannot be guaranteed. We will look at both equity and debt financing, including loans from our shareholders. However, at the present time, we have no definitive plans for financing in place.  To the extent that we experience a substantial lack of liquidity, our development plan may be delayed or indefinitely postponed, our operations could be impaired, we may never become profitable, fail as an organization, and our investors could lose some or all of their investment.

Our limited operating history makes it difficult for us to evaluate our future business prospects and make decisions based on those estimates of our future performance. As a result, an investor could lose his entire investment.

We have a limited operating history, and no operating history in the business areas in which we are seeking to expand operations. This  makes it difficult to evaluate our business on the basis of historical operations. As a consequence, our past results may not be indicative of future results. Although this is true for any business, it is particularly true for us because of our limited operating history and expansion into additional business sectors. Reliance on historical results may hinder our ability to anticipate and timely adapt to increases or decreases in sales, revenues or expenses. For example, if we overestimate our future sales for a particular period or periods based on our historical growth rate, we may increase our overhead and other operating expenses to a greater degree than we would have if we correctly anticipated the lower sales level for that period and reduced our controllable expenses accordingly. If we make poor budgetary decisions as a result of unreliable historical data, we could continue to incur losses, which may result in a decline in our stock price.

Our operations are subject to our ability to successfully market our services and products. We have no substantial history of being able to successfully market our services and products. If we cannot successfully market our services and products, we may never become profitable and an investor could lose his entire investment.

Our operations will depend, among other things, upon our ability to develop and to market our services and products, in the case of Macoy and Global Gate Property Ltd to real estate investors in the US and Asia, and for Stone Select to residential and commercial builders.  If we cannot find sufficient customers for our services, we will have difficulty achieving profitability. An investor could lose his entire investment.

There are factors beyond our control which may adversely affect us. Any, all, or a combination of general market conditions and changing consumer tastes could cause an investor to lose his entire investment.

Our operations may  be affected by factors which are beyond our control, principally the global economy, the real estate market, interest rates, availability of finance, sentiment towards investing in the US, general market conditions and changing consumer tastes.  Any of these problems, or a combination thereof, could have affect on our viability as an entity. We may not achieve profitability, fail as an organization, and our investors could lose some or all of their investment.

Intense competition in our market could prevent us from developing revenue and prevent us from achieving annual profitability. In either situation, we may not achieve profitability, fail as an organization, and our investors could lose some or all of their investment.

The barriers to entry in the sectors in which we operate are not significant. All aspects of our business are highly competitive. We face strong competitors in all areas of our business. Our services and products could be rendered noncompetitive or obsolete. Any increase in competition may cause us to lose market share or compel us to reduce prices to remain competitive, which could result in reduced margins for our products. Competitive pressures may not only impair our margins but may also impact our revenues and our growth. Almost all of our competitors are larger than us and have greater financial resources than we do.  Increased competition with these companies could curtail price increases or could require price reductions or increased spending on marketing and sales, any of which could adversely affect our results of operations. Competition from larger and more established companies is a significant threat and is expected to increase.

Stone Select currently has only one main supplier.  The loss of such supplier would have a negative effect on our business.

Stone Select currently purchases finished products from only one supplier. The loss of our supplier would have a negative effect on our business because we would not have sufficient inventory to sell. If we cannot replace the lost supplier, we would see a severe decline in revenue from the sale of products. As a result, we may never become profitable, fail as an organization, and our investors could lose some or all of their investment.

Fluctuations in the supply and prices of raw materials could negatively impact our financial results.

From time to time, the prices and availability of raw materials for Stone Select may fluctuate significantly, which could impair our ability to procure necessary products, or increase the cost of our products. If material costs increase, and we are unable to pass along, or are delayed in passing along, those increases to our customers, we will experience reductions to our profit margins and our ability to generate a profit will be reduced or eliminated completely.

We operate primarily in the US real estate sector, which is heavily impacted by the availability of finance, the strength and ability of banks to lend, government policy and general health of the US economy, all of which impact on our customers, which may affect the demand for our products.

The demand for our services and products depends, in part, upon the availability of finance, the strength and ability of banks to lend, government policy and general economic conditions. If general economic conditions deteriorate, we may suffer reductions in our sales. A general slowdown in the housing market may affect everyone, including us, which would reduce our ability to generate a profit.

The industries in which we operate are highly competitive.

We operate in very competitive industries. We potentially compete with a diverse group of competitors ranging from internet businesses to traditional brick-and-mortar companies, many of which have greater resources than we do. We believe that barriers to entry into our businesses are not significant and start-up costs are relatively low, so our competition may increase in the future. New competitors may be able to launch new businesses similar to ours, and current competitors may replicate our business models, at a relatively low cost. If competitors with significantly greater resources than ours decide to replicate our business models, they may be able to quickly gain recognition and acceptance of their business methods, products and services through marketing and promotion. We may not have the resources to compete effectively with current or future competitors. If we are unable to effectively compete, we will lose sales to our competitors and our revenues will decline.

Stone Select imports all of its products from China. As a result, all of its current revenues come from products imported from outside the United States.

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

We have certain key customers.

Our relationships with certain key residential building customers are important to us and our subsidiary, Stone Select. Stone Select normally has four major customers. In 2010, sales to two of these customers totaled approximately 36% of Stone Select’s total sales, with the largest customer accounting for approximately 25% of sales.   Although Stone Select sells various types of products through various channels of distribution, we believe that the loss of a substantial portion of Stone Select’s sales to residential builders could have a significant affect impact on our ability to be profitable.

Our success will be dependent upon our management’s efforts. We cannot achieve profitability without the efforts of our management.

Our success will be dependent upon the decision making of our directors and executive officers. These individuals intend to commit as much time as necessary to our business, but this commitment is no assurance of success. The loss of any or all of these individuals, particularly Mr. Gary S. Ohlbaum, our President, Chief Executive Officer and Chief Financial Officer, could have a material, adverse impact on our operations. We have not obtained key man life insurance on the lives of any of our officers.

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

There has been, and continues to be, a limited public market for our common stock. Although our common stock is quoted on the Over-the-Counter Bulletin Board, an active trading market for our shares has not, and may never develop or be sustained. If you purchase shares of common stock, you may not be able to resell those shares at or above the initial price you paid. The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, including the following:

•	actual or anticipated fluctuations in our operating results;

•	changes in financial estimates by securities analysts or our failure to perform in line with such estimates;

•	changes in market valuations of other interior design oriented companies, particularly those that market services such as ours;

•	announcements by us or our competitors of significant innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	introduction of product enhancements that reduce the need for our products or services;

•	the loss of one or more key clients; and

•	departures of key personnel.

Because our stock is traded on the Over-the-Counter Bulletin Board, it has a limited public trading market. As a result, it may be difficult or impossible for you to liquidate your investment.

 Our common stock is  quoted on the Over-the-Counter Bulletin Board under the trading symbol GGPC and has a limited public trading market. We cannot assure that a public trading  market will improve in the future. We cannot assure that an investor will be able to liquidate his investment without considerable delay, if at all. If a more active market does develop, the price may be highly volatile. Our limited operating history, lack of profitability, negligible stock liquidity, potential extreme price and volume fluctuations, and regulatory burdens may have a significant impact on the market price of the common stock. It is also possible that the relatively low price of our common stock may keep many brokerage firms from engaging in transactions in our common stock.

Applicable SEC rules governing the trading of “Penny Stocks” limit the liquidity of our common stock, which may affect the trading price of our common stock.

Since our common stock  trades below $5.00 per share, our common stock is considered a “penny stock” and is subject to SEC rules and regulations that impose limitations upon the manner in which our shares can be publicly traded.  These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock and the associated risks.  Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination for the purchaser and receive the written purchaser’s agreement to a transaction prior to purchase.  These regulations have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock.

We do not expect to pay dividends on common stock.

We have not paid any cash dividends with respect to our common stock, and it is unlikely that we will pay any dividends on our common stock in the foreseeable future. Earnings, if any, that we may realize will be retained in the business for further development and expansion.

ITEM 2. PROPERTIES

                We rent office space in Denver, Colorado, at $1,500 per month under a verbal lease, and yard and warehouse space at approximately $2,100 per month in Denver, Colorado, plus costs under a non-cancellable lease with an unaffiliated third party, and no stated renewal option expiring in March 2012. We own office equipment to furnish our offices. We own a truck and a forklift which we use in our business.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings, nor is our property the subject of any material legal proceeding.

ITEM 4.  RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

   Our shares of common stock are quoted on the Over-the-Counter Bulletin Board under the trading symbol “GGPC”. The shares began trading on the Over-the-Counter Bulletin Board on July 25, 2006 but there is no extensive history of trading. The following table shows the reported high and low closing prices per share for our common stock as reported on the-Over the Counter Bulletin Board.

	High	Low
Year ended December 31, 2009
First quarter	$.20	$.20
Second quarter	$.20	$.20
Third quarter	$.20	$.20
Fourth quarter	$.20	$.20
Year ended December 31, 2010
First quarter	$.20	$.20
Second quarter	$.20	$.20
Third quarter	$.95	$.20
Fourth quarter	$.77	$.75
Year ending December 31, 2011
First quarter	$1.25	$.77
Second quarter (through April 12, 2011)	$1.00	$1.00

Holders

   As of April 12, 2011, there were 97 record holders of our common stock and there were 50,033,333 shares of our common stock outstanding.

Dividends

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

Securities Authorized for Issuance Under Equity Compensation Plan

Equity Compensation Information

        The following table summarizes information about our equity compensation plans as of December 31, 2010.

Plan Category	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options (a)	Weighted- Average Exercise Price of Outstanding Options	Number of Options Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans Approved by Stockholders	—	$—	—
Equity Compensation Plans Not Approved by Stockholders	25,000,000	0.75	—

Total	25,000,000	$0.75	—

Stock Transfer Agent

             The stock transfer agent for our securities is Corporate Stock Transfer of Denver, Colorado.  Their address is 3200 Cherry Creek Drive South, Suite 430, Denver, Colorado 80209. Their phone number is (303) 282-4800.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          This Management’s Discussion and Analysis contains forward-looking statements that involve future events, our future performance and our expected future operations and actions. In some cases, you can identify forward-looking statements by the use of words such as “may”, “will”, “should”, “anticipate”, “believe”, “expect”, “plan”, “future”, “intend”, “could”, “estimate”, “predict”, “hope”, “potential”, “continue”, or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including, but not limited to, the matters discussed in this report under the caption “Risk Factors”. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-K. We undertake no obligation to publicly update any forward looking-statements, whether as a result of new information, future events or otherwise.

    The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes included in this report.

The following table provides selected financial data about us for the years ended December 31, 2010 and 2009. For detailed financial information, see the audited Financial Statements included in this document.

Balance Sheet Data: 12/31/10

Cash	$45,265
Total assets	$149,231
Total liabilities	$344,185
Stockholders' deficit	$(194,954)

Operating Data: 12/31/10

Revenue	$310,833
Operating expenses	$473,675
Net loss	$(336,714)

Balance Sheet Data: 12/31/09

Cash	$15,960
Total assets	$93,722
Total liabilities	$427,928
Stockholders' deficit	$(334,206)

Operating Data: 12/31/09

Revenue	$283,881
Operating expenses	$133,014
Net income	$6,423

Overview and History

We were incorporated under the laws of the State of Nevada on February 23, 2005.  We market  real estate in the US to domestic and international purchasers, through our majority owned Los Angeles based real estate agency, Macoy, and through our wholly owned Hong Kong subsidiary, Global Gate Property Ltd (“GGPL”).  In January 2011, GGPL signed an agreement with Intero International Franchise Services, LLC, an affiliate of Intero Real Estate Services, Inc. (“Intero”), a U.S. real estate brokerage firm, to provide services to China based investors interested in the US real estate market. We also market interior and exterior design consulting services to real estate developers and builders for their real estate projects.

In October 2010, we purchased a 51% shareholding in Macoy, a Los Angeles based real estate brokerage which also provides financing services for real estate purchases.

In December 2010, we signed an agreement with Beijing Sino Forest Assets Appraisal Co. Ltd. to work together in the forestry sector in China.

Our subsidiary, Stone Select, markets hand-carved interior and exterior natural stone ornamentation and architectural elements. Approximately two thirds of our revenues through December 31, 2010 were generated through Stone Select. Stone Select operates exclusively in the Denver, Colorado metropolitan area.

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

On June 24, 2010, Deanie J. Underwood, our former President and Chief Executive Officer, and Bradley C. Underwood, one of our then significant shareholders, privately sold 7,197,802 shares of our common stock, constituting approximately 78.3% of our then outstanding shares, to certain unaffiliated, non-U.S. purchasers pursuant to separate stock purchase agreements.  As a result of the privately-negotiated sales, a change of control of our company occurred.  The unaffiliated purchasers purchased the shares for a total of $75,000 in cash, inclusive of related acquisition costs.  The terms of the purchase and sale transactions were as a result of arm’s-length negotiations between the sellers and each of the purchasers.  Neither party had any relationship with the other prior to the transaction.

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

In connection with the change in control, Ms. Underwood, our then sole officer, resigned from her position.  Ms. Underwood also resigned as our sole director.  Gary S. Ohlbaum, the Group Managing Director of Nourican Trading Ltd., an international investment and advisory firm, was elected to our board of directors and appointed to be our President, Chief Executive Officer and Chief Financial Officer.

On August 20, 2010, we amended our articles of incorporation to change our corporate name from By Design, Inc. to Global Gate Property Corp., and to increase the number of authorized shares of our common stock from 50,000,000 to 500,000,000 shares.  In connection with our name change, our trading symbol was changed to GGPC on the OTC Bulletin Board.  As of December 31, 2010, we had 50,033,333 outstanding shares of common stock, 40,802,198 warrants exercisable at $0.10 per share, 40,802,198 warrants exercisable at $0.20 per share, and 25,000,000 options exercisable at $0.75 per share, of which 10,000,000 were issued to Mr. Ohlbaum, and 5,000,000 to Mr. David Cheung, a non-executive director.  No other shares of our capital stock, warrants, stock options or other securities were outstanding.

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

On October 22, 2010, we purchased 51% of the outstanding shares of common stock of Macoy, pursuant to a Stock Purchase Agreement with Mitch Ohlbaum, its former sole shareholder.  Under the Stock Purchase Agreement, we purchased 510 shares of common stock of Macoy from Mr. Ohlbaum in consideration for $10,000 in cash and 33,333 shares of our common stock valued at $0.01 per share.  Macoy’s main focus is to broker residential and commercial loans to the general public.  Macoy also provides residential and commercial real estate brokerage services.  Mitch Ohlbaum is the brother of Gary S. Ohlbaum, our President, Chief Executive Officer and Chief Financial Officer.

In December  2010, we entered into a Memorandum of Understanding with China’s largest dedicated forestry valuation company, Beijing Sino Forest Assets Appraisal Co Ltd (“BSFAA”), to work together on identifying opportunities in and promoting China’s forestry sector. Under the Agreement, GGPC will have access to BSFAA’s offices and network across China, and the parties will work together to identify investment opportunities, raise capital for projects and develop the forestry sector in China.

On January 31, 2011, our Hong Kong subsidiary, Global Gate Property Ltd, reached an agreement with Intero International Franchise Services, LLC, an affiliate of Intero Real Estate Services, Inc. (“Intero”), a U.S. real estate brokerage firm, to form Intero Shanghai in order to provide a range of services to China based investors interested in the U.S. real estate market.

Results of Operations

The revenues for all of the relevant periods in this discussion came from services provided and sales of products by our subsidiaries, Macoy and Stone Select.

For the twelve months ended December 31, 2010, revenues were $310,833, as compared to $283,881 for the twelve months ended December 31, 2009. Our revenues depend on real estate activity primarily in the California area for Macoy, and construction activities in the Denver area for Stone Select, and our ability to market our products.  The increase in our revenues for the twelve months ended December 31, 2010 compared to the twelve months ended December 31, 2009 was primarily due to the acquisition of Macoy on October 22, 2010, which accounted for $82,415 of the revenues in 2010.  Excluding Macoy’s revenues, our revenues decreased by $55,463 or 20% due to the continued decline in construction activities in the Denver, Colorado area in 2010.

For the twelve months ended December 31, 2010, cost of goods sold were $162,144, as compared to $173,156 for the twelve months ended December 31, 2009.  Costs of goods sold include all direct costs incurred in selling products. We do not separate sales of different product lines into operating segments. Our cost of goods decreased for the twelve months ended December 31, 2010 compared to the twelve months ended December 31, 2009 principally because of lower sales volume at Stone Select.

The difference between revenue and cost of goods sold is gross profit. Our gross profit amount (and as a percentage of sales) for the twelve months ended December 31, 2010 was higher at $148,689 (47.8%) as compared to gross profit for the twelve months ended December 31, 2009 of $110,725 (39.0%).  The increase in gross profit as a percentage of sales was primarily due to the contribution from Macoy.  Excluding the gross profit relating to Macoy, our gross profit as a percentage of sales was 29.0%.  The decrease excluding Macoy is due to a change in the mix of products sold by Stone Select in 2010.

Operating expenses, which include depreciation, consulting fees, legal and accounting fees, salaries, wages and employee benefits and other general and administrative expenses for the twelve months ended December 31, 2010 was $473,675. Our operating expenses for the twelve months ended December 31, 2009 was $133,014.  For the twelve months ended December 31, 2010, we had higher operating expenses as compared to the twelve months ended December 31, 2009, primarily as a result of increased legal and accounting fees of $70,889, increased consulting expenses of $110,000 relating to consulting services provided by two of our shareholders  in 2010, increased salaries, wages and employee benefits of $63,151, primarily related to salaries for Mr. Ohlbaum, which started on October 1, 2010.

We had a net loss of $336,714 for the twelve months ended December 31, 2010, compared to net income of $6,423, for the twelve months ended December 31, 2009.

Net loss attributable to noncontrolling interest recorded for the twelve months ended December 31, 2010 and December 31, 2009 represents profit or loss allocations due to the 49% owners of Stone Select and Macoy.  We had a net loss attributable to noncontrolling interest of $16,398 for the twelve months ended December 30, 2010, compared to net income attributable to noncontrolling interest of $20,567 for the twelve months ended December 31, 2009.  The increase in net loss attributable to noncontrolling interest recorded for the twelve months ended December 31, 2010 compared to the twelve months ended December 30, 2009 represents a decrease in earnings by Stone Select during these periods.

As a result of the foregoing, we had a net loss attributable to common stockholders of $320,316  ($0.01 per share) for the twelve months ended December 31, 2010, compared to net loss attributable to common stockholders of $14,144 (less than $0.01 per share) for the twelve months ended December 31, 2009.

For the fiscal year ended 2010, our accountants have expressed doubt about our ability to continue as a going concern as a result of our working capital deficit and loss from operations. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate clients who will purchase our products and use our services and our ability to generate revenues, and our ability to raise new capital and loans.

Operating expenses increased in the fourth quarter of 2010 as a result of the employment agreement entered into with Gary S. Ohlbaum to secure Mr. Ohlbaum’s services as our President, Chief Executive Officer and Chief Financial Officer, legal and consulting costs relating to the acquisition of Macoy on October 22, 2010 and additional operating costs relating to Macoy subsequent to the acquisition date.

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

Liquidity and Capital Resources

As of December 31, 2010, we had cash of $45,265, compared to $15,690 in cash as of December 31, 2009.

Net cash used in operating activities was $81,541 for the twelve months ended December 31, 2010, compared to net cash provided by operating activities of $100,567 for the twelve months ended December 31, 2009.

Cash flows provided by investing activities was $6,478 for the twelve months ended December 31, 2010 compared to $-0- for the twelve months ended December 31, 2009.

Cash flows provided by financing activities was $104,368 for the twelve months ended December 31, 2010 compared to cash flows used in financing activities of $124,586 for the twelve months ended December 31, 2009. The cash provided by financing activities in 2010 related to borrowings from related parties ($85,105) and issue of common stock ($245,210), offset by the repayment of amounts due to related parties ($225,947).

We believe that we have sufficient capital in the short term for our current level of operations. We are currently seeking additional capital to fund operations and expansion of the business.

Our principal source of liquidity will be raising new funds and loans from investors and shareholders.

Because the principal business in 2010 was selling stone products, a slow down in purchases of construction materials had a negative impact to our business in 2010. We do not know to what extent this may affect us in 2011, but we do not expect construction activity to increase. Our primary activity in 2011 will be to seek to develop the Macoy and Global Gate Property Ltd real estate related businesses, and expand the range of services these businesses provide and expand into other sectors to increase clients and, consequently, our sales. We cannot guarantee that this will ever occur.

Proposed Milestones to Implement Business Operations

We estimate that we must generate approximately $500,000 in sales per year to be profitable based on the current position of the business.

Based upon our current business and fund raising plans, we have adjusted our operating expenses, and the payment of expenses, so that cash generated from fund raisings, operations and from working capital financing is expected to be sufficient for the foreseeable future to fund our operations at our currently forecasted levels, and assuming our fund raising is successful. To try to operate at a break-even level based upon our current level of anticipated business activity, we believe that we must generate approximately $500,000 in revenue per year. However, if our forecasts are inaccurate, we will need to raise additional funds.

On the other hand, we may choose to scale back our operations to attempt to operate at break-even with a smaller level of business activity, while adjusting our overhead to meet the revenue from current operations. In addition, we expect that we will need to raise additional funds if we decide to pursue expansion, the development of new or enhanced services and products, appropriate responses to competitive pressures, or the acquisition of complementary businesses, or if we must respond to unanticipated events that require us to make additional investments. We cannot assure that additional financing will be available when needed on favorable terms, or at all.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 The full text of our audited consolidated financial statements as of December 31, 2010 and 2009 and for the fiscal years ended December 31, 2010 and 2009 begins on page F-1 of this Annual Report on Form 10-K.

GLOBAL GATE PROPERTY CORP.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

TABLE OF CONTENTS

Page

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM	F-2
REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM	F-3
CONSOLIDATED FINANCIAL STATEMENTS

Consolidated balance sheets	F-4
Consolidated statements of operations	F-5
Consolidated statements of stockholders’ equity (deficit)	F-6
Consolidated statements of cash flows	F-7
Notes to consolidated financial statements	F-8

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Global Gate Property Corp.
New York, New York

We have audited the accompanying consolidated balance sheet of Global Gate Property Corp. and Subsidiaries (the "Company") as of December 31, 2010, the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Gate Property Corp. and Subsidiaries as of December 31, 2010, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has a working capital deficit and a net loss from operations in 2010 that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Davis, Graber, Plotzker & Ward, LLP

New York, New York

April 15, 2011

RONALD R. CHADWICK, P.C.
Certified Public Accountant
2851 South Parker Road, Suite 720
Aurora, Colorado  80014
Telephone (303)306-1967
Fax (303)306-1944
Email: rcpc35@hotmail.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Global Gate Property Corp.
Denver, Colorado

I have audited the accompanying consolidated balance sheet of Global Gate Property Corp. as of December 31, 2009, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Global Gate Property Corp. as of December 31, 2009, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

Aurora, Colorado	/s/ Ronald R. Chadwick, P.C.
April 15, 2011	RONALD R. CHADWICK, P.C.

GLOBAL GATE PROPERTY CORP.
CONSOLIDATED BALANCE SHEETS

	Dec. 31, 2010	Dec. 31, 2009
ASSETS

Current assets:
Cash	$45,265	$15,960
Accounts receivable	1,123	-
Inventory	-	21,315
Prepaid and other current assets	43,852	-
Total current assets	90,240	37,275

Fixed assets	88,828	88,828
Less: Accumulated depreciation	(46,274)	(36,481)
Goodwill	12,337	-
Other assets	4,100	4,100
	58,991	56,447

Total assets	$149,231	$93,722

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$281,849	$-
Loan payable	1,000	-
Due to related parties	60,257	358,686
Accrued interest payable	-	61,176
Other liabilities	1,079	8,066
Total current liabilties	344,185	427,928

Stockholders' equity (deficit):
Preferred stock, $.01 par value;
1,000,000 shares authorized;
No shares issued & outstanding	-	-
Common stock, $.001 par value;
500,000,000 shares authorized;
50,033,333 and 9,197,802 shares issued & outstanding
at December 31, 2010 and 2009, respectfully	50,033	9,198
Additional paid in capital	425,203	-
Accumulated deficit	(635,813)	(315,497)

Total Global Gate Property Corp. stockholders' equity (deficit)	(160,577)	(306,299)
Noncontrolling interest	(34,377)	(27,907)
Total stockholders' deficit	(194,954)	(334,206)

Total liabilities and stockholders' equity (deficit)	$149,231	$93,722

The accompanying notes are an integral part of the consolidated financial statements.

GLOBAL GATE PROPERTY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	Dec. 31, 2010	Dec. 31, 2009

Revenue	$310,833	$283,881
Cost of goods sold	162,144	173,156

Gross profit	148,689	110,725

Operating expenses:
Amortization & depreciation	9,793	9,793
Consulting fees - related parties	110,000	-
Legal and accounting fees	89,322	18,433
Salaries, wages and employee benefits	63,151	-
Other general and administrative	201,409	73,265
Write offs - inventory	-	31,523
	473,675	133,014
Other operating items:
Collection of previously written off receivables	-	49,407
	-	49,407

Income (loss) from operations	(324,986)	27,118

Other income (expense):
Interest expense	(10,795)	(20,695)
	(10,795)	(20,695)

Income (loss) before
provision for income taxes	(335,781)	6,423

Provision for income tax	933	-

Net income (loss)	(336,714)	6,423
Less: Net (income) loss attributable to
noncontrolling interest	16,398	(20,567)
Net loss attributable
to common stockholders	$(320,316)	$(14,144)

Net loss per share (Basic and fully diluted)	(0.01)	(0.00)

Weighted average number of
common shares outstanding	30,554,660	9,197,802

The accompanying notes are an integral part of the consolidated financial statements.

GLOBAL GATE PROPERTY CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock
	Shares	Amount ($.001 Par)	Paid in Capital	Accumulated Deficit	Stockholders' Equity (Deficit) - Global Gate Property Corp.	Non-controlling Interest	Total Stockholders' Equity (Deficit)

Balances at December 31, 2008	9,197,802	$9,198	$48,903	$(269,144)	$(211,043)	$-	$(211,043)

Distributions	-	-	(48,903)	(32,209)	(81,112)	(48,474)	(129,586)

Net income (loss) for the year	-	-	-	(14,144)	(14,144)	20,567	6,423

Balances at December 31, 2009	9,197,802	9,198	-	(315,497)	(306,299)	(27,907)	(334,206)

Sale of Common Stock	40,802,198	40,802	204,408	-	245,210	-	245,210

Issuance of Common stock for Macoy	33,333	33	300	-	333	9,928	10,261

Employee share-based compensation expense	-	-	151	-	151	-	151

Non-employee share-based compensation	-	-	1,581	-	1,581	-	1,581

Debt relief capital contribution	-	-	218,763	-	218,763	-	218,763

Net loss for the year	-	-	-	(320,316)	(320,316)	(16,398)	(336,714)

Balances at December 31, 2010	50,033,333	$50,033	$425,203	$(635,813)	$(160,577)	$(34,377)	$(194,954)

The accompanying notes are an integral part of the consolidated financial statements.

GLOBAL GATE PROPERTY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	Dec. 31, 2010	Dec. 31, 2009

Cash Flows From Operating Activities:
Net income (loss)	$(336,714)	$6,423

Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating activities:
Depreciation and amortization	9,793	9,793
Amortization of non-employee share-based compensation	1,581	-
Share-based employee compensation expense	151	-
Write offs	-	31,523
Changes in assets and liabilities:
Accounts receivable	(1,123)	49,153
Inventory	21,315	(11,729)
Prepaid and other current assets	(37,958)	-
Accrued payables	268,401	15,404
Other liabilities	(6,987)	-
Net cash provided by (used in) operating activities	(81,541)	100,567

Cash Flows From Investing Activities:
Net cash acquired in acquisition of Macoy Capital Partners, Inc.	6,478	-
Net cash provided by investing activities	6,478	-

Cash Flows From Financing Activities:
Proceeds from sale of common stock	245,210	-
Proceeds from payable to related parties	85,105	5,000
Repayment of payable to related parties	(225,947)	-
Distributions	-	(129,586)
Net cash provided by (used in) financing activities	104,368	(124,586)

Net Increase (Decrease) In Cash	29,305	(24,019)

Cash At The Beginning Of The Year	15,960	39,979

Cash At The End Of The Year	$45,265	$15,960

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Financing Activities:
Common stock issued for acquisition	$333	$-
Debt relief capital contribution from former Director for notes payable of $138,800, related accrued interest of $70,543 and accounts payable of $9,420.	$218,763	$-

The accompanying notes are an integral part of the consolidated financial statements.

GLOBAL GATE PROPERTY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Global Gate Property Corp. (the “Company”), was incorporated in the State of Nevada on February 23, 2006. The Company was formed to market and supply home design products to residential and commercial builders and developers in Denver, Colorado.  In October 2010, the Company purchased a 51% equity interest in Macoy Capital Partners, Inc. (“Macoy”), a Los Angeles based real estate brokerage which also provides financing services for real estate purchases (see Note 8) in conjunction with our wholly owned Hong Kong subsidiary, Global Gate Property Ltd. (“GGPL”), which was established in December 2010 and did not commence operations until 2011.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Global Gate Property Corp., its wholly owned subsidiary, GGPL, and its 51% owned subsidiaries Stone Select, LLC (“Stone Select”) and Macoy.  All intercompany accounts and transactions have been eliminated in consolidation.

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

Fair Value of Financial Instruments

The Company has adopted ASC 820, “Fair Value Measurements and Disclosures”, for financial assets and liabilities that are required to be measured at fair value, and non-financial assets and liabilities that are not required to be measured at fair value on a recurring basis. The carrying value of cash, accounts receivable, accounts payable, other current liabilities and amounts due to related parties approximates fair value due to the relatively short maturity of these instruments. ASC 820 provides that the measurement of fair value requires the use of techniques based on observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. The inputs create the following fair value hierarchy:

•	Level 1—Quoted prices for identical instruments in active markets.
•
Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations where inputs are observable or where significant value drivers are observable.

•	Level 3—Instruments where significant value drivers are unobservable to third parties.

GLOBAL GATE PROPERTY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts Receivable

The Company’s accounts receivable balances are composed of trade receivables.  The Company maintains an allowance for doubtful accounts when necessary and makes ongoing estimates as to the ability to collect on the various receivables.  If the Company determines that the allowance for doubtful accounts is not adequate to cover estimated losses, an expense to provide for doubtful accounts is recorded in general and administrative expenses.  If an account is determined to be uncollectible, it is written off against the allowance for doubtful accounts. Management’s assessment and judgment are vital requirements in assessing the ultimate realization of these receivables, including the current credit-worthiness, financial stability and effect of market conditions on each customer.  At December 31, 2010 and 2009 the Company had no balance in its allowance for doubtful accounts.

Fixed Assets

Fixed assets are stated at cost.  Leasehold improvements are amortized using the straight-line method over the related lease terms.  Furniture, shop equipment and computer equipment are depreciated using the straight-line method over the estimated useful lives of the assets.  Repairs and maintenance are expensed as incurred.  Expenditures that increase the value or productive capacity of assets are capitalized.  Property and equipment retired, sold or otherwise disposed of are written off, as is the related accumulated depreciation and amortization, and any gain or loss is recorded.

Goodwill

ASC 350-20-35 “Intangibles-Goodwill and Other, Goodwill Subsequent Measurement” requires that goodwill not be amortized but be tested for impairment on an annual basis, or more frequently if circumstances warrant. The Company tests goodwill for impairment annually as of December 31, or more frequently if circumstances indicate that its carrying value might exceed its current fair value. Per the provisions of ASC 350, goodwill impairment testing is a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, thus the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. Step two compares the implied fair value of the reporting unit’s goodwill with the current carrying amount of that goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, an impairment amount equal to the difference is recorded.

A summary of changes in the Company’s goodwill is as follows:

Goodwill
Balance at 12/31/09	$-
Additions (see Note 8)	12,337
Balance at 12/31/09	$12,337

Noncontrolling Interest

Two of the Company’s subsidiaries have minority members, both representing ownership interests of 49%.  The Company accounts for these noncontrolling interests pursuant to ASC 810-10-65 whereby gains or losses in a subsidiary with a noncontrolling interest are allocated to the noncontrolling interest based on the ownership percentage of the noncontrolling interest, even if that allocation results in a deficit noncontrolling interest balance.

GLOBAL GATE PROPERTY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories

Inventories, consisting of building materials purchased for resale and are stated at the lower of cost or market (first-in, first-out method).  Inventory is reduced by a reserve for items not saleable at or above cost.  The Company evaluates the adequacy of the reserve on a quarterly basis.

Revenue Recognition

Revenue is recognized on an accrual basis as earned under contract terms. Specifically, revenue from product sales by Stone Select is recognized subsequent to a customer ordering a product at an agreed upon price, delivery has occurred, and collectability is reasonably assured.  Macoy’s real estate and mortgage brokerage services consist of assisting home buyers and sellers in listing, marketing, selling and finding homes and mortgage loans. Macoy earns commissions for these services, which are recorded as revenues upon the closing of real estate transactions (i.e., purchase or sale of a home) and/or mortgage issuance.

Advertising Costs

Advertising costs are expensed as incurred. The Company recorded no advertising costs in 2010 and $4,000 in 2009.

Income Tax

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes”. This standard establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years. It requires an asset and liability approach for financial accounting and reporting of income taxes.  Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. Deferred taxes result from differences between the financial and tax bases of the Company's assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. The assessment of whether or not a valuation allowance is required often requires significant judgments. ASC 740-10-55-3 “Recognition and Measurement of Tax Positions — a Two Step Process” provides implementation guidance related to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a two-step evaluation process for a tax position taken or expected to be taken in a tax return. The first step is recognition and the second is measurement. ASC 740 also provides guidance on derecognition, measurement, classification, disclosures, transition and accounting for interim periods.

Net Income (Loss) Per Share

Basic and diluted net income (loss) per share is presented in conformity with ASC 260, "Earnings per Share," for all periods presented. In accordance with ASC 260, basic and diluted net loss per common share was determined by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding during the period. Diluted weighted-average shares are the same as basic weighted-average shares because common shares issuable pursuant to the exercise of stock options and warrants would have been antidilutive.

GLOBAL GATE PROPERTY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Products and Services, Geographic Areas and Major Customers

The Company earns revenue from the sale of natural stone building materials in Denver, Colorado.  The Company also earns revenues from the provision of real estate and mortgage brokerage services in Los Angeles, California.  All revenues in 2010 and 2009 were from sales to domestic external customers.  There were no sales between the Company’s subsidiaries.

Effect of Recently Issued Accounting Standards

In December 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-28, “Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts”. ASU 2010-28 modifies Step 1 of the goodwill impairment test such that for reporting units with zero or negative carrying amounts, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not based on an assessment of qualitative indicators that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The Company does not expect adoption of this standard to have a material impact on its consolidated results of operations or financial position.

In February 2010, the FASB issued ASU 2010-09, "Subsequent Events (Topic 855)—Amendments to Certain Recognition and Disclosure Requirements." ASU 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement that an SEC filer disclose the date through which subsequent events have been evaluated. ASC 2010-09 was effective upon issuance. The Company adopted ASU 2010-09 upon issuance and such adoption had no effect on its results of operation or its financial position.

GLOBAL GATE PROPERTY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In January 2010, the FASB issued ASU 2010-02, “Accounting and Reporting for Decreases in Ownership of a Subsidiary—a Scope Clarification”, in response to practice issues entities encountered in applying the decrease in ownership provisions of SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (codified in ASC 810-10, “Consolidation”). ASU 2010-02 clarifies that the decrease in ownership provisions of ASC 810-10 and related guidance apply to (a) a subsidiary or group of assets that is a business or nonprofit activity, (b) a subsidiary or group of assets that is a business or nonprofit activity for a noncontrolling interest in an entity (including an equity method investee or joint venture) and (c) an exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity (including an equity method investee or joint venture). In addition, ASU 2010-02 clarifies that the decrease in ownership guidance does not apply to sales of in-substance real estate or conveyances of oil and gas mineral rights, even if these transactions involve businesses. Finally, the ASU expands the disclosures required upon deconsolidation of a subsidiary. The adoption of ASU 2010-02 on January 1, 2010 did not have an impact on the Company's financial statements.

Reclassification

Certain prior year amounts have been reclassified to conform to the current period presentation.

NOTE 2. RELATED PARTY TRANSACTIONS

At December 31, 2009, the Company had a payable due to Deanie J. Underwood, the former President and Chief Executive Officer, of $358,686 for due on demand, unsecured, working capital advances made to the Company over several years.  Interest on the advances accrued at 6% per annum. Interest expense under this agreement in 2010 and 2009 was $9,367 and $20,695 with accrued interest payable at December 31, 2009 of $61,176. As of June 24, 2010, the Company owed Mrs. Underwood $444,710 relating to advances made to the Company and related accrued interest. The Company repaid Mrs. Underwood $225,947 on June 24, 2010, from the proceeds of the sale of shares discussed in Note 7, and Mrs. Underwood forgave $218,763 of the remaining advances and interest due. This forgiveness was recorded as a contribution to additional paid in capital in 2010.

On October 1, 2010, the Company entered into an employment agreement with Gary S. Ohlbaum to secure Mr. Ohlbaum’s services as President, Chief Executive Officer and Chief Financial Officer of the Company and its subsidiaries. Mr. Ohlbaum’s employment agreement entitles him to receive, effective October 1, 2010, equity-based award consisting of 10,000,000 stock options, exercisable at $0.75 per share. The term of the employment agreement commenced on October 1, 2010 and ends on September 30, 2011, but can be renewed for successive one year periods unless terminated, as provided in the employment agreement.   Mr. Ohlbaum shall be paid an annual base salary of $180,000, which may be amended by the Company’s board of directors (see Note 7).

In 2010, the Company incurred $110,000 in consulting expenses relating to services provided by two shareholders in the second half of 2010, which is included in accounts payable at December 31, 2010.

GLOBAL GATE PROPERTY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 3. INCOME TAXES

Deferred income taxes primarily arise from the temporary differences between financial statement and income tax recognition of net operating losses. The utilization of these NOLs is subject to limitations based on past and future changes in ownership of the Company pursuant to Internal Revenue Code Section 382. The Company has determined that an ownership change had occurred as of June 24, 2010 (see Note 7), which may limit the Company’s ability to utilize its NOL carryforwards, although the Company has not yet determined to what extent. The deferred tax asset in respect of the tax loss carryforwards has been fully offset by a valuation allowance as in the opinion of the Company’s management; it is more likely than not that the tax loss carryforwards will not be utilized in the foreseeable future.

At December 31, 2010 and 2009 the Company had net operating loss carryforwards of approximately $452,000 and $131,000 which begin to expire in 2025.  Valuation allowances for the full amount of the deferred tax assets created by the net operating losses of approximately $176,000 and $51,000, have been established at December 31, 2010 and 2009, respectively. As a result of the increases in the valuation allowance of approximately $125,000 and $9,000 during the years ended December 31, 2010 and 2009 respectively, there are no income tax benefits reflected in the accompanying statements of operations to offset the income or loss before the provision for income taxes.

The Company evaluated its tax positions as of December 31, 2010 and 2009 and does not have any unrecognized tax positions. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2010 and 2009, the Company had no accrued interest or penalties. In certain cases, the Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. The Company files U.S. and state income tax returns in jurisdictions with varying statutes of limitations. The 2006 through 2010 tax years generally remain subject to examination by federal and most state tax authorities.

NOTE 4. FIXED ASSETS

Fixed asset values recorded at cost are as follows:
	2010	2009	Estimated Useful Lives

Furniture & fixtures	$9,927	$9,927	7 years
Shop equipment	6,420	6,420	7 years
Computer equipment	4,928	4,928	5 years
Leasehold improvements	67,553	67,553	Over the lease term
	88,828	88,828
Less accumulated depreciation	(46,274)	(36,481)
Total	$42,554	$52,347

Depreciation expense in 2010 and 2009 was $9,793 each year.

GLOBAL GATE PROPERTY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 5. LEASE COMMITMENT

Stone Select rents office space in Denver, Colorado, at $1,500 per month under a month to month verbal lease, and yard and warehouse space in Denver, Colorado at $2,128 per month plus costs under a non-cancellable lease with no stated renewal option, expiring in March 2012.  Rent expense under all leases for 2010 and 2009 was $54,176 and $53,462. Minimum future rent expenses by year from December 31, 2011 forward under the leases are: $25,536 in 2011, and $6,384 in 2012 ($31,920 in total).

NOTE 6. GOING CONCERN

The Company has a working capital deficit of $253,945 at December 31, 2010 and incurred a net loss of $336,714 in 2010. These conditions raises substantial doubt about the Company’s ability to continue as a going concern. The Company may raise additional capital through the sale of its equity securities, through offerings of debt, or through borrowings from financial institutions. Management believes that actions presently being taken to obtain additional funding will provide the opportunity for the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 7. CHANGE IN CONTROL TRANSACTION

On June 24, 2010, Mrs. Underwood and Bradley C. Underwood, one of the Company’s then significant shareholders, privately sold 7,197,802 shares of the Company’s common stock, constituting approximately 78.3% of the Company’s then outstanding shares, to certain unaffiliated, non-U.S. purchasers pursuant to separate stock purchase agreements.  As a result of the privately-negotiated sales, a change of control of the Company occurred.  The unaffiliated purchasers purchased the shares for a total of approximately $75,000 in cash, inclusive of related acquisition costs.  The terms of the purchase and sale transactions were as a result of arm’s-length negotiations between the sellers and each of the purchasers.  Neither party had any relationship with the other prior to the transaction.

On June 24, 2010, the Company issued an aggregate of 40,802,198 new shares of the Company’s common stock to 16 unaffiliated non-U.S. investors, pursuant to separate stock subscription agreements.  The Company received total gross proceeds of $245,210 in consideration for the sale of such shares.  The Company completed the sale of the new shares in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Regulation D and Regulation S promulgated thereunder. In connection with the issuance of the new shares on June 24, 2010, the Company issued 40,802,198 warrants exercisable at $0.10 per share for a 1 year period and 40,802,198 warrants exercisable at $0.20 per share for a 2 year period.  The warrants issued with common stock were recorded as additional paid in capital at the estimated fair market value of $383 (see Note 9).

GLOBAL GATE PROPERTY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 7. CHANGE IN CONTROL TRANSACTION (Continued)

In connection with the change in control, Mrs. Underwood, the Company’s then sole officer, resigned from her position.  Mrs. Underwood also resigned as the Company’s sole director.  Gary S. Ohlbaum, the Group Managing Director of Nourican Trading Ltd., an international investment and advisory firm, was elected to the Company’s board of directors and appointed to be the Company’s President, Chief Executive Officer and Chief Financial Officer (see Note 2).  The Company’s business focus did not change in connection with the transactions described above.

On August 20, 2010, the Company amended its Articles of Incorporation to change the Company’s corporate name to Global Gate Property Corp. from By Design, Inc. and increase the total number of shares of the Company’s common stock that it is authorized to issue from 50,000,000 shares to 500,000,000 shares of the Company’s common stock to accommodate future transactions, part of which was used to acquire Macoy on October 22, 2010 (see Note 8).

NOTE 8. ACQUISITION

On October 22, 2010, the Company purchased 51% of the outstanding shares of common stock of Macoy, pursuant to a Stock Purchase Agreement with Mitch Ohlbaum, its former sole shareholder.  Under the Stock Purchase Agreement, the Company purchased 510 shares of common stock of Macoy from Mr. Ohlbaum in consideration for $10,000 in cash and 33,333 shares of the Company’s common stock valued at $0.01 per share.  Macoy’s main focus is to broker residential and commercial loans to the general public.  Macoy also provides residential and commercial real estate brokerage services.  Mitch Ohlbaum is the brother of Gary S. Ohlbaum, the Company’s President and Chief Executive Officer.  The following is a summary of the purchase price allocation:

Purchase Price Paid:
Value of Global Gate common stock	$333
Cash	10,000
Total purchase price	$10,333

Allocation of Purchase Price:
Cash	$6,478
Receivable from related party	5,894
Goodwill	12,337
Liabilities assumed	(4,448)
Noncontrolling interest	(9,928)
Total purchase price	$10,333

Assets and liabilities of the acquired business and the noncontrolling interest were recorded under the purchase method of accounting at their estimated fair values as of the date of acquisition. Goodwill represents costs in excess of fair values assigned to the underlying net assets and the noncontrolling interest of the acquired business. The $10,000 portion of the purchase price was not paid until March 27, 2011, therefore this balance is included in accounts payable at December 31, 2010.  The primary reasons for the Company’s acquisition of the majority interest in Macoy and the principal factors that contribute to the recognition of goodwill is the addition of a presence of a real estate and mortgage broker in California and expected future synergies related to the Company’s planned business of providing immigration, relocation and real estate investment assistance to persons in China seeking relocation to California or investments in the US real estate market.

GLOBAL GATE PROPERTY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 8. ACQUISITION (Continued)

The results of operations of Macoy are included in the Company’s consolidated operating results as of the date the business was acquired. The following unaudited pro forma results assume the acquisition occurred at the beginning of each period presented. The pro forma results do not purport to represent what the Company’s results of operations actually would have been if the transactions set forth had occurred on the date indicated or what the Company’s results of operations will be in future periods.

	(Unaudited)
	2010	2009

Revenue	$421,693	$303,541
Net Income (loss)	$(338,336)	$19,868
Less: Net (income) loss attributable to noncontrolling interest	$17,193	$(25,938)
Net income (loss) attributable to common stockholders	$(321,143)	$(6,070)
Net income (loss) per share (Basic and fully diluted)	$(0.01)	$(0.00)

NOTE 9. NON-PLAN STOCK OPTIONS AND WARRANTS

Non-Plan Stock Options

The Company issued 10,000,000 non-plan stock options to Gary S. Ohlbaum, the Company’s President and Chief Executive Officer, on October 1, 2010 at an exercise price of  $0.75 per share, which vest evenly over 3 years and have a 10 year life. The Company issued 5,000,000 non-plan stock options to David Cheung, a Director of the Company, on November 30, 2010 at an exercise price of $0.75 per share, which vest evenly over 3 years and have a 10 year life.  The Company also issued an aggregate of 10,000,000 non-plan stock options to two shareholders of the Company for consulting services provided to the Company in the third and fourth quarters of 2010, on November 30, 2010 at an exercise price of $0.75 per share, which vest evenly over 3 years and have a 10 year life. At December 31, 2010, non-plan options for the purchase of 25,000,000 shares, at an exercise price of $0.75 per share, were outstanding.  No options were issued prior to 2010.

The Company follows the provisions of ASC 718, “Compensation – Stock Compensation”.  The compensation cost that has been charged against income was $1,732 in 2010.  No compensation costs relating to stock based compensation were incurred in 2009.  As of December 31, 2010, there was $2,188 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized $780 in 2011; $780 in 2012 and $628 in 2013.

The fair value of each option award is estimated on the date of the issuance using the Black-Sholes-Merton formula and the assumptions noted in the table below. The Company does not have sufficient history on which to base its assumptions as to the volatility of its stock. Accordingly, the company has based these assumptions on the assumed volatilities of other publicly traded companies that are in related markets or have other similar business characteristics.  The expected option term represents the period that stock-based awards are expected to be outstanding based on the simplified method, which averages an award’s weighted-average vesting period and expected term for “plain vanilla” share options. Due to the lack of a sufficient history on which to base a forfeiture rate, none was used in 2010. The Company does not anticipate paying dividends on its common stock in the foreseeable future.  The risk-free rate has been based on the U.S. Treasury yield curve in effect at the time of the issuance.

The weighted-average fair value of all options granted during the twelve months ended December 31, 2010, estimated as of the grant date using the Black-Scholes option valuation model, was $0.00016 per share.

GLOBAL GATE PROPERTY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 9. NON-PLAN STOCK OPTIONS AND WARRANTS (Continued)

The Company accounts for shares of common stock, stock options and warrants issued to non-employees based on the fair value of the stock, stock option or warrant, if that value is more reliably measurable than the fair value of the consideration or services received. Stock-based compensation expense associated with these non-employee option grants is being recorded in accordance with ASC 505 and accordingly (i) the measurement date will be when "performance commitment is completed" and accordingly the fair value of these options is required to be "marked to market" quarterly until the measurement date is determined. The Company accounts for common stock, stock options, and warrants granted to non-employees based on the fair market value of the instrument, using the Black-Scholes option pricing model based on assumptions for expected stock price volatility, term of the option, risk-free interest rate and expected dividend yield at the grant date.

The estimated fair value of each employee and non-employee stock option award was determined on the date of grant using the Black-Scholes option valuation model with the following assumptions during the twelve months ended December 31, 2010.
Year Ended December 31,
2010

Stock price fair value	$0.01
Expected option term	6 years
Risk-free interest rate	1.58-1.82%
Expected volatility	66.6%
Dividend yield	0%

A summary of stock option activity and of changes in stock options outstanding under the Company's plans is presented below:

	Shares Subject	Weighted- Average	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic
Options	to Option	Exercise Price	(years)	Value

Outstanding at December 31, 2008	-	$-
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-

Outstanding at December 31, 2009	-	-
Granted	25,000,000	0.75
Exercised	-	-
Forfeited or expired	-	-

Outstanding at December 31, 2010	25,000,000	$0.75	9.85	$-

Exercisable at December 31, 2010	None	$-	-	$-

The aggregate intrinsic value is calculated based on the positive difference between the fair value of the Company's common stock on December 31, 2010 and the exercise price of the underlying options. Because all outstanding option exercise prices exceeded the fair value of the Company's common stock on December 31, 2010, there was no intrinsic value of the Company's options outstanding at December 31, 2010.

GLOBAL GATE PROPERTY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 9. NON-PLAN STOCK OPTIONS AND WARRANTS (Continued)

ASC 718 requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (excess tax benefits) be classified as cash inflows from financing activities and cash outflows from operating activities.

Warrants

As of December 31, 2010, the Company had 40,802,198 warrants exercisable at $0.10 per share and 40,802,198 warrants exercisable at $0.20 per share (see Note 7).  No warrants were issued or outstanding in 2009.

The following table summarizes our warrant activities for the year ended December 31, 2010:
	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2010	-	$-
Issued	81,604,396	0.15
Exercised	-	-
Cancelled or expired	-	-

Outstanding at December 31, 2010	81,604,396	0.15

All warrants are currently exercisable.  The weighted-average remaining contractual life of the warrants outstanding at December 31, 2010 is 1 year.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, required by Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2010 and as covered by this Annual Report on Form 10-K. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer noted a material weakness (see Management’s Annual Report on Internal Control over Financial Reporting below) and concluded that our disclosure controls and procedures were not effective.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Our Principal Executive Officer and our Principal Financial Officer concluded that as of December 31, 2010, we did not maintain effective controls with respect to the preparation of our annual financial statements. The material weakness identified during management's assessment were (i) a lack of sufficient internal accounting expertise to provide reasonable assurance that our financial statements and notes thereto, are prepared in accordance with generally accepted accounting principles (GAAP) and (ii) a lack of segregation of duties to ensure adequate review of financial statement preparation.  Accordingly, our Principal Executive Officer and Principal Financial Officer has determined that these control deficiencies constitute a material weakness.

(b)	Management’s Annual Report on Internal Control Over Financial Reporting

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. The framework on which such evaluation was based is contained in the report entitled “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Report”). Based on that evaluation and the criteria set forth in the COSO Report, management concluded that at December 31, 2010 there was a material weakness and therefore, the internal control over financial reporting was not effective.

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

Control Environment

During 2010, we did not maintain an effective control environment. The control environment, which is the responsibility of senior management, sets the tone of the organization, influences the control consciousness of its people, and is the foundation for all other components of internal control over financial reporting. Our control environment was ineffective because we (i)  lacked sufficient internal accounting expertise to provide reasonable assurance that our financial statements and notes thereto, are prepared in accordance with generally accepted accounting principles (GAAP) and (ii) lacked segregation of duties to ensure adequate review of financial statement preparation.

We plan to remediate this material weakness during 2011 by hiring a controller who will:

•	Prepare annual and quarterly consolidated financial statements

•	Prepare annual and quarterly account reconciliations

•	Prepare annual and quarterly journal entries

We believe this hire will significantly improve segregation of duties within our financial department. We are also considering the use of an independent GAAP advisor. While we expect these remedial actions to be essentially implemented in calendar year 2011, some may not be in place for a sufficient period of time to help us certify that the material weakness has been fully remediated as of the end of calendar year 2011. We will continue to develop our remediation plans and implement additional measures during calendar year 2011 and possibly into calendar year 2012.

If the remedial measures described above are insufficient to address any of the identified material weakness or are not implemented effectively, or additional deficiencies arise in the future, material misstatements in our interim or annual financial statements may occur in the future and we may continue to be delinquent in our filings. We are currently working to improve and simplify our internal processes and implement enhanced controls, as discussed above, to address the material weakness in our internal control over financial reporting and to remedy the ineffectiveness of our disclosure controls and procedures.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2010, there was no change in our internal controls over financial reporting, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth certain information concerning our directors and executive officers as of April 12, 2011:

Directors and Executive Officer	Age	Positions/Title

Gary S. Ohlbaum	55	President, Chief Executive Officer, Chief Financial Officer and Director

Wai Tak (David) Cheung	58	Director

The following is a summary of the biographical information of our directors and officers:

Mr. Gary S. Ohlbaum has been our President, Chief Executive Officer and Chief Financial Officer since June 24, 2010. Since 1991, Mr. Ohlbaum has been the Group Managing Director of Nourican Trading Ltd. , an investment and advisory firm focusing primarily on the restaurant franchising, telecommunications and real estate sectors within Central and Eastern Europe.  From 2004 to November 2007, he served as a board member of Industrogradnja d.d., a construction and real estate company located in Zagreb, Croatia.  In 2001 and 2002, he was the Chairman and Chief Executive Officer of RealTeck B.V., the first tower management company in Central and Eastern Europe, located in Prague, Czech Republic.  From 1995 to 2001, Mr. Ohlbaum acted as the Chief Executive Officer of European Food & Entertainment Concepts Limited, a franchisee of T.G.I. Friday’s in the Czech Republic, Slovakia, Slovenia, Austria, Hungary, Germany and Italy.  Mr. Ohlbaum’s broad management expertise with international companies provides relevant experience in a number of strategic and operational areas.

Mr. Wai Tak (David) Cheung has been our director since September 7, 2010. Since 2005, Mr. Cheung has held a number of senior management positions, currently acting as the Chief Financial Officer, with JF Household Furnishings Limited, a Hong Kong Stock Exchange listed company engaged in the manufacture and sale of home furnishing products and accessories for kitchens and bathrooms.  He currently serves as an independent member of the board of directors of China E-Learning Group Limited, a HKSE-listed distance learning company, and Superb Summit International Timber Company Limited, a HKSE-listed integrated wood products business.  From 2007 to 2009, Mr. Cheung was also an executive director of China Grand Forestry Green Resources Group Limited, a HKSE-listed forestry products business, and in 2007, an independent director of Compass Pacific Holdings Ltd., a HKSE-listed investment business.  Mr. Cheung’s significant public company experience and executive leadership qualifies him to serve as a director of our company.

Family Relationships

There are no family relationships among our directors or executive officers.

Qualifications for Directors

In its assessment of each potential candidate, including those recommended by stockholders, the Board considers the nominee’s judgment, integrity, experience, independence, understanding of our business or other related industries and such other factors the Board determines are pertinent in light of the current needs of the board. The Board also takes into account the ability of a director to devote the time and effort necessary to fulfill his or her responsibilities to us.

The Board requires that each director be a recognized person of high integrity with a proven record of success in his or her field. Each director must demonstrate innovative thinking, familiarity with and respect for corporate governance requirements and practices, an appreciation of multiple cultures and a commitment to sustainability and to dealing responsibly with social issues. In addition to the qualifications required of all directors, the board conducts interviews of potential director candidates to assess intangible qualities including the individual’s ability to ask difficult questions and, simultaneously, to work collegially. The Board does not have a specific diversity policy, but considers diversity of race, ethnicity, gender, age, cultural background and professional experiences in evaluating candidates for board membership. Diversity is important because a variety of points of view contribute to a more effective decision-making process.

Term of Office

Our Directors serve in such capacity until our next annual meeting of shareholders and until his successor has been duly elected and qualified. The officers serve at the discretion of our Directors. There are no arrangements or other understandings between any of our directors or officers or any other person pursuant to which any officer or director was or is to be selected as an officer or director.

Code of Ethics

We do not currently have a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer or Controller, or persons performing similar functions.  Because we have only limited business operations and one officer and two directors, we believe a code of ethics would have limited utility. We intend to adopt such a code of ethics as our business operations expand and we have more directors, officers and employees.

Audit Committee

We do not currently have a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, or a committee performing similar functions.

Compensation Committee

We do not currently have a separately designated standing compensation committee because of the size of our Board. Our Board currently acts as our compensation committee.

Board Leadership Structure and Role in Risk Oversight

The Board consists of two directors. Mr. Cheung is an independent director.

The Board oversees specific risks, including, but not limited to:

•	appointing, retaining and overseeing the work of the independent auditors, including resolving disagreements between the management and the independent auditors relating to financial reporting;

•	approving all auditing and non-auditing services permitted to be performed by the independent auditors;

•	reviewing annually the independence and quality control procedures of the independent auditors;

•	reviewing, approving, and overseeing risks arising from proposed related party transactions;

•	discussing the annual audited financial statements with the management;

•
meeting separately with the independent auditors to discuss critical accounting policies, management letters, recommendations on internal controls, the auditor’s engagement letter and independence letter and other material written communications between the independent auditors and the management; and

•
monitoring the risks associated with management resources, structure, succession planning, development and selection processes, including evaluating the effect the compensation structure may have on risk decisions.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of the our common stock and other equity securities, on Form 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish our company with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such reports received by us, and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the fiscal year ended December 31, 2010, our officers and directors, and all of the persons known to us to own more than 10% of our common stock, filed all required reports on a timely basis except that Wai Tak (David) Cheung was late in filing a Form 3.

Item 11. EXECUTIVE COMPENSATION

The following is a summary of the compensation we paid to our CEO and CFO for the two years ended December 31, 2010 and 2009.

Summary Compensation Table
Name & Principal Position	Year	Salary ($)		Option Awards ($)		Total ($)

Gary S. Ohlbaum President, Chief Executive Officer, and Chief Financial Officer (1)	2010	45,000	(2)	1,549	(4)	46,549
	2009	-0-		-0-		-0-

Deanie J. Underwood President and Chief Executive Officer(3)	2010	-0-		-0-		-0-
	2009	-0-		-0-		-0-

(1)	Gary S. Ohlbaum was appointed President, Chief Executive Officer, and Chief Financial Officer on June 24, 2010.
(2)
Gary S. Ohlbaum entered into an employment agreement with the Company on October 1, 2010 pursuant to which we agreed (i) to pay Mr. Ohlbaum an annual base salary of $180,000, and (ii) to issue to Mr. Ohlbaum an equity-based award consisting of 10,000,000 stock options exercisable at $0.75 per share, effective October 1, 2010, which vest evenly over three years.

(3)	Deanie J. Underwood resigned as President and Chief Executive Officer on June 24, 2010.
(4)	Amounts represent the aggregate grant date fair value in accordance with FASB ASC Topic 718.

Employment Agreements

On October 1, 2010, we entered into an employment agreement with Gary S. Ohlbaum for Mr. Ohlbaum’s services as President, Chief Executive Officer, and Chief Financial Officer. Pursuant to his employment agreement, Mr. Ohlbaum is entitled to receive, effective October 1, 2010, equity-based awards consisting of 10,000,000 stock options, exercisable at $0.75 per share. Mr. Ohlbaum shall also be paid an annual base salary of $180,000, and such sum may be amended by our Board of Directors. The term of the employment agreement commenced on October 1, 2010 and ends on September 30, 2011, but can be renewed for successive one year periods unless terminated as provided in the employment agreement.

Outstanding Equity Awards at Fiscal Year-End

The following options were outstanding for our executive officers as of the end of the fiscal year 2010:

Outstanding Equity Awards At Fiscal Year-End

Name (a)	Number of Securities Underlying Unexercised options (#) (unexercisable) (c)	Option Exercise Price ($)(e)	Option Expiration Date (f)
Gary S. Ohlbaum	10,000,000	0.75	October 1, 2020

Compensation of Directors

The following table sets forth summary information concerning the total compensation paid to our non-employee director in 2010 for services to our company.

Name	Option Awards ($)(1)
David Cheung(2)	$790

(1)	Amount represents the aggregate grant date fair value for fiscal year 2010 of stock options granted in 2010 under ASC Topic 718.

(2)	As of December 31, 2010, 5,000,000 stock options were outstanding, none of which were exercisable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) any person or group owning more than 5% of any class of voting securities, (ii) each director, (iii) our chief executive officer and president and (iv) all executive officers and directors as a group as of April 12, 2011

Name and Address	Amount and Nature of	Percent of
of Beneficial Owner	Beneficial Ownership (1)	Class

Gary S. Ohlbaum	0	0%
C/O Global Gate Property Corp.
400 Park Avenue, Suite 1440 New York, New York 10022

Wai Tak (David) Cheung	0	0%
C/O Global Gate Property Corp. 400 Park Avenue, Suite 1440 New York, New York 10022

All Officers and Directors as a Group (2 persons)	0	0%

Elemental Investments Ltd 9B, Amtel Building 148, Des Voeux Road Central, Hong Kong	4,400,000	8.8%

Olghochpo Ltd R.G. Hodge Plaza, 3rd Floor, Wickham’s Cay 1, P.O. Box 3483, Road Town, Tortola, British Virgin Islands	4,950,000	9.9%

Tyrells Lessisbest Holdings Pte Ltd 279 River Valley Road, #06-01 FDAWU Tower, Singapore 238320	3,550,000	7.1%

G.P Jiang 5th Floor, Zhu Zong Plaza, Beijing, China	4,950,000	9.9%

Rabeord Ltd R.G. Hodge Plaza, 3rd Floor, Wickham’s Cay 1, P.O. Box 3483, Road Town, Tortola, British Virgin Islands	4,950,000	9.9%
________________

(1)
In determining beneficial ownership of our common stock as of a given date, the number of shares shown includes shares of common stock which may be acquired on exercise of warrants or options or conversion of convertible securities within 60 days of that date. In determining the percent of common stock owned by a person or entity on April 12, 2011, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on April 12, 2011 (50,033,333), and (ii) the total number of shares that the beneficial owner may acquire upon conversion of the preferred and on exercise of the warrants and options, subject to limitations on conversion and exercise. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of June 24, 2010, we owed Mrs. Underwood $444,710 relating to advances made to us over several years and related accrued interest. We repaid Mrs. Underwood $225,947 on June 24, 2010, from the proceeds of the sale of shares discussed above, and Mrs. Underwood forgave $218,763 of the remaining advances and interest due. This forgiveness was recorded as a contribution to additional paid in capital.

Except as disclosed above, at no time during the last two fiscal years has any executive officer, director or any member of these individuals’ immediate families, any corporation or organization with whom any of these individuals is an affiliate or any trust or estate in which any of these individuals serves as a trustee or in a similar capacity or has a substantial beneficial interest been indebted to us or was involved in any transaction in which the amount exceeded $120,000 and such person had a direct or indirect material interest.

Procedures for Approval of Related Party Transactions

Our Board is charged with reviewing and approving all potential related party transactions.  All such related party transactions must then be reported under applicable SEC rules. We have not adopted other procedures for review, or standards for approval, of such transactions, but instead review them on a case-by-case basis.

Director Independence

Our director, Mr. Cheung, qualified as an independent director under the NYSE Corporate Governance Rules.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

During fiscal years 2010 and 2009, the aggregate fees which we paid to or were billed by Davis, Graber, Plotzker & Ward, LLP (“DGPW”), our independent registered public accounting firm as of September 7, 2010, and Ronald R. Chadwick, P.C., Certified Public Accountant (“Chadwick”), our former independent registered public firms, for professional services were as follows:

Fee Category	Fiscal 2010 Fees	Fiscal 2009 Fees
Audit Fees (1)	$11,500	$11,000
Audit-Related Fees	$-	$-
Tax Fees	$-	$-
Other Fees (2)	$16,840	$-
Total Fees	$28,340	$11,000

(1)
Audit Fees consist of aggregate fees billed for professional services rendered for the audit of our annual financial statements. The audit fees for the years ended December 31, 2010 and December 31, 2009, included fees incurred by our independent registered public accounting firms, for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2010 and December 31, 2009, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q during those fiscal years.

(2)	Other Fees include fees from our former or current independent registered public accounting firms for services rendered to us, other than the services covered in "Audit Fees."

DGPW was appointed as our new independent registered public accounting firm on September 7, 2010 for our fiscal year ended December 31, 2010. Prior to that, Chadwick served as our independent registered public accounting firms for the fiscal year ended December 31, 2009.

Pre-Approval Policies and Procedures

We do not have an audit committee and as a result our Board evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following financial information is filed as part of this report:

(a)        (1) FINANCIAL STATEMENTS

(2) SCHEDULES

(3) EXHIBITS.
Exhibit Number	Description

3.1.1	Articles of Incorporation of By Design, Inc. (incorporated by reference to the Registration Statement on Form SB-2 filed with the SEC on August 29, 2007)
3.1.2
Certificate of Amendment to Articles of Incorporation as filed with the Nevada Secretary of State on August 20, 2010 (incorporated by reference to the Current Report on Form 8-K filed with the SEC on August 26, 2010)

3.2	Bylaws of By Design, Inc. (incorporated by reference to the Registration Statement on Form SB-2 filed with the SEC on August 29, 2007)
4.1	Stock Specimen (incorporated by reference to Amendment No. 1 to the Registration Statement on Form SB-2 filed with the SEC on October 11, 2007)
10.1	Form of Stock Purchase Agreement, dated June 2010 (incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 25, 2010)
10.2	Agreement, dated January 31, 2011, by and between the Company and Lending U.S. Real Estate Group (incorporated by reference to the Current Report on Form 8-K filed with the SEC on January 31, 2011)
10.5	Employment Agreement, dated October 1, 2010, by and between the Company and Gary S. Ohlbaum*
10.6 10.7
Stock Purchase Agreement, dated October 22, 2010, by and between the Company and Macoy Capital Partners, Inc.

Amendment to Stock Purchase Agreement dated as of November 1, 2010 by and between the Company and Macoy Capital Partners, Inc.

21.2	List of Subsidiaries
31.1	Certification of Chief Executive Officer and Chief Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on April 15, 2011.

GLOBAL GATE PROPERTY CORP.

By:	/s/ Gary S. Ohlbaum
Gary S. Ohlbaum
President, Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Wai Tak (David) Cheung	Director	April 15, 2011
Wai Tak (David) Cheung

/s/ Gary S. Ohlbaum	President, Chief Executive Officer, Chief Financial Officer and Director	April 15, 2011
Gary S. Ohlbaum