Form 10-Q
period 2011-03-31
Global Gate Property Corp.
filed 2011-05-20
CIK 1334345

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2011

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

 The number of shares outstanding of the Registrant's common stock, as of, May 15, 2011, was 50,033,333.

FORM 10-Q

Global Gate Property Corp.

INTRODUCTORY NOTE

        This Report on Form 10-Q for Global Gate Property Corp. ("Global Gate" or the "Company") may contain forward-looking statements. You can identify these statements by forward-looking words such as "may," "will," "expect," "intend," "anticipate," believe," "estimate" and "continue" or similar words. Forward-looking statements include information concerning possible or assumed future business success or financial results. You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information. We believe that it is important to communicate future expectations to investors. However, there may be events in the future that we are not able to accurately predict or control. Accordingly, we do not undertake any obligation to update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

        The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties set forth under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2010 and other periodic reports filed with the SEC. Accordingly, to the extent that this Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that Global Gate's actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements.

PART I  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GLOBAL GATE PROPERTY CORP.

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended March 31, 2011

GLOBAL GATE PROPERTY CORP.
CONSOLIDATED BALANCE SHEETS

	Mar. 31, 2011	Dec. 31, 2010
ASSETS	(Unaudited)

Current assets:
Cash	$70,208	$45,265
Accounts receivable	360	1,123
Inventory	47,000	-
Prepaid and other current assets	37,498	43,852
Total current assets	155,066	90,240

Fixed assets	88,828	88,828
Less: Accumulated depreciation	(48,669)	(46,274)
Goodwill	12,337	12,337
Other assets	4,100	4,100
	56,596	58,991

Total assets	$211,662	$149,231

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$464,920	$281,849
Loan payable	1,000	1,000
Due to related parties	107,069	60,257
Other liabilities	-	1,079
Total current liabilities	572,989	344,185

Stockholders' equity (deficit):
Preferred stock, $.01 par value;
1,000,000 shares authorized;
No shares issued & outstanding	-	-
Common stock, $.001 par value;
500,000,000 shares authorized;
50,033,333 shares issued & outstanding	50,033	50,033
Additional paid in capital	425,398	425,203
Accumulated deficit	(784,975)	(635,813)

Total Global Gate Property Corp. stockholders' equity (deficit)	(309,544)	(160,577)
Noncontrolling interest	(51,783)	(34,377)
Total stockholders' deficit	(361,327)	(194,954)

Total liabilities and stockholders' equity (deficit)	$211,662	$149,231

The accompanying notes are an integral part of the consolidated financial statements.

GLOBAL GATE PROPERTY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended	Three Months Ended
	Mar. 31, 2011	Mar. 31, 2010

Revenue	$54,581	$148,049
Cost of goods sold	7,732	64,446

Gross profit	46,849	83,603

Operating expenses:
Amortization & depreciation	2,395	2,448
Consulting fees - related parties	30,000	-
Legal and accounting fees	25,536	4,666
Salaries, wages and employee benefits	57,695	-
Other general and administrative	97,791	18,768
	213,417	25,882

Income (loss) from operations	(166,568)	57,721

Other income (expense):
Interest expense	-	(5,291)
	-	(5,291)

Income (loss) before
provision for income taxes	(166,568)	52,430

Provision for income tax	-	-

Net income (loss)	(166,568)	52,430
Less: Net (income) loss attributable to
noncontrolling interest	17,406	(30,479)
Net income (loss) attributable
to common stockholders	$(149,162)	$21,951

Net income (loss) per share (Basic and fully diluted)	(0.00)	0.00

Weighted average number of
common shares outstanding	50,033,333	9,197,802

The accompanying notes are an integral part of the consolidated financial statements.

GLOBAL GATE PROPERTY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended	Three Months Ended
	Mar. 31, 2011	Mar. 31, 2010

Cash Flows From Operating Activities:
Net income (loss)	$(166,568)	$52,430

Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating activities:
Depreciation and amortization	2,395	2,448
Share-based employee compensation expense	195	-
Changes in assets and liabilities:
Accounts receivable	763	(23,563)
Inventory	(47,000)	-
Prepaid and other current assets	6,354	-
Accounts payable	183,071	(3,411)
Other liabilities	(1,079)	-
Net cash provided by (used in) operating activities	(21,869)	27,904

Cash Flows From Financing Activities:
Proceeds from payable to related parties	46,812	20,772
Net cash provided by financing activities	46,812	20,772

Net Increase In Cash	24,943	48,676

Cash At The Beginning Of The Period	45,265	15,960

Cash At The End Of The Period	$70,208	$64,636

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

GLOBAL GATE PROPERTIES CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Global Gate Property Corp. (the “Company”), was incorporated in the State of Nevada on February 23, 2006. The Company was formed to market and supply home design products to residential and commercial builders and developers in Denver, Colorado, through the Company’s majority owned subsidiary, Stone Select, LLC (“Stone Select”).  In October 2010, the Company purchased a 51% equity interest in Macoy Capital Partners, Inc. (“Macoy”), a Los Angeles based real estate brokerage which also provides financing services for real estate purchases in conjunction with the Company’s wholly owned Hong Kong subsidiary, Global Gate Property Ltd. (“GGPL”), which was established in December 2010 and commenced operations in 2011.

Basis of Presentation and Going Concern

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q, do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and related notes filed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of operations for a full year.

The consolidated financial statements as of March 31, 2011 and December 31, 2010 have been prepared under the assumption that the Company will continue as a going concern for the twelve months ending December 31, 2011. The Company’s ability to continue as a going concern is dependent upon its ability to raise additional capital through the sale of its equity securities, through offerings of debt, or through borrowings from financial institutions. Management believes that actions presently being taken to obtain additional funding will provide the opportunity for the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  The Company’s independent registered public accounting firm expressed substantial doubt about the Company’s ability to continue as a going concern in the audit report on the Company’s audited financial statements for the fiscal year ended December 31, 2010 included in the 2010 Form 10-K.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Global Gate Property Corp., its wholly owned subsidiary, GGPL, and its 51% owned subsidiaries Stone Select and Macoy.  All intercompany accounts and transactions have been eliminated in consolidation.

Net Income (Loss) per Share

Basic and diluted net income (loss) per share is presented in conformity with ASC 260, "Earnings per Share," for all periods presented.  In accordance with ASC 260, basic and diluted net income (loss) per common share was determined by dividing net income (loss) attributable to common stockholders by the weighted-average common shares outstanding during the period. Diluted weighted-average shares are the same as basic weighted-average shares because common shares issuable pursuant to the exercise of stock options and warrants would have been antidilutive.

Subsequent Events

The Company follows the provisions of ASC 855-10, “Subsequent Events,” relating to subsequent events.  This guidance establishes principles and requirements for subsequent events.  This guidance defines the period after the balance sheet date during which events or transactions that may occur would be required to be disclosed in a company’s financial statements.  The Company has evaluated subsequent events up to the date of issuance of this report.

Reclassification

Certain prior year amounts have been reclassified to conform to the current period presentation.

NOTE 2. NON-PLAN STOCK OPTIONS AND WARRANTS

Non-Plan Stock Options

The Company issued 10,000,000 non-plan stock options to Gary S. Ohlbaum, the Company’s President and Chief Executive Officer, on October 1, 2010 at an exercise price of $0.75 per share, which vest evenly over 3 years and have a 10 year life. The Company issued 5,000,000 non-plan stock options to David Cheung, a Director of the Company, on November 30, 2010 at an exercise price of $0.75 per share, which vest evenly over 3 years and have a 10 year life.  The Company also issued an aggregate of 10,000,000 non-plan stock options to two shareholders of the Company for consulting services provided to the Company in the third and fourth quarters of 2010, on November 30, 2010 at an exercise price of $0.75 per share, which vest evenly over 3 years and have a 10 year life. At March 31, 2011, non-plan options for the purchase of 25,000,000 shares, at an exercise price of $0.75 per share, were outstanding.  There were no options granted prior to October 1, 2010 or during the three months ended March 31, 2011.

The Company follows the provisions of ASC 718, “Compensation – Stock Compensation”.  The compensation cost calculated at fair value that has been charged against income was $195 during the three months ended March 31, 2011.  No compensation costs relating to stock based compensation were incurred during the three months ended March 31, 2010.  As of March 31, 2011, there was $1,993 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized $585 in the remainder of 2011; $780 in 2012 and $628 in 2013.

The fair value of each option award issued to employees is estimated on the date of the issuance using the Black-Sholes-Merton formula. The Company does not have sufficient history on which to base its assumptions as to the volatility of its stock. Accordingly, the company has based these assumptions on the assumed volatilities of other publicly traded companies that are in related markets or have other similar business characteristics.  The expected option term represents the period that stock-based awards are expected to be outstanding based on the simplified method, which averages an award’s weighted-average vesting period and expected term for “plain vanilla” share options. Due to the lack of a sufficient history on which to base a forfeiture rate, none was used. The Company does not anticipate paying dividends on its common stock in the foreseeable future.  The risk-free rate has been based on the U.S. Treasury yield curve in effect at the time of the issuance.

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

A summary of stock option activity and changes in stock options outstanding is presented below:

	Shares Subject	Weighted- Average	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic
Options	to Option	Exercise Price	(years)	Value

Outstanding at December 31, 2010	25,000,000	$0.75
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-

Outstanding at March 31, 2011	25,000,000	$0.75	9.60	$-

Exercisable at March 31, 2011	None	$-	-	$-

The aggregate intrinsic value is calculated based on the positive difference between the fair value of the Company's common stock on March 31, 2011 and the exercise price of the underlying options. Because all outstanding option exercise prices exceeded the fair value of the Company's common stock on March 31, 2011, there was no intrinsic value of the Company's options outstanding at March 31, 2011.

Warrants

As of March 31, 2011, the Company had 40,802,198 warrants exercisable at $0.10 per share and 40,802,198 warrants exercisable at $0.20 per share.  No warrants were issued or outstanding prior to June 24, 2010.

The following table summarizes the Company’s warrant activities for the three months ended March 31, 2011:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2011	81,604,396	$0.15
Issued	-	-
Exercised	-	-
Cancelled or expired	-	-

Outstanding at March 31, 2011	81,604,396	$0.15

All warrants are currently exercisable.  The weighted-average remaining contractual life of the warrants outstanding at March 31, 2011 is 0.73 years.

NOTE 3. RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2011, the Company incurred $30,000 in consulting expenses relating to services provided by a shareholder, which is included in accounts payable at March 31, 2011.

NOTE 4. LEASE COMMITMENT

Stone Select rents office space in Denver, Colorado, at $1,500 per month under a month to month verbal lease, and yard and warehouse space in Denver, Colorado at $2,128 per month plus costs under a non-cancellable lease with no stated renewal option, expiring in March 2012.  Rent expense under all leases for the three months ended March 31, 2011 and 2010 was $15,638 and $12,975, respectively. Minimum future rent expenses by year under the leases are: $19,152 for the remainder of 2011, and $6,384 in 2012 ($25,536 in total).

NOTE 5. ACQUISITION

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

The results of operations of Macoy are included in the Company’s consolidated operating results as of the date the business was acquired. The following unaudited pro forma results assume the acquisition occurred at the beginning of the period presented. The pro forma results do not purport to represent what the Company’s results of operations actually would have been if the transactions set forth had occurred on the date indicated or what the Company’s results of operations will be in future periods.

Three Months Ended Mar. 31, 2010
Revenue	$158,462
Net income	$38,832
Less: Net income attributable to noncontrolling interest	$(23,816)
Net income attributable to common stockholders	$15,016
Net income per share (basic and fully diluted)	$0.00

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

Overview and History

We were incorporated under the laws of the State of Nevada on February 23, 2005.  We market real estate in the U.S. to domestic and international purchasers, through our majority owned Los Angeles based real estate agency, Macoy Capital Partners, Inc. (“Macoy”), and through our wholly owned Hong Kong subsidiary, Global Gate Property Ltd (“GGPL”).  In January 2011, GGPL signed an agreement with Intero International Franchise Services, LLC, an affiliate of Intero Real Estate Services, Inc. (“Intero”), a U.S. real estate brokerage firm, to provide services to China based investors interested in the U.S. real estate market. GGPL also markets real estate and immigration related products in Malaysia, Panama, Canada, the U.S., Singapore and Hong Kong to international clients.  Macoy also arranges financing for domestic and international purchasers of U.S. real estate.  We also market interior and exterior design consulting services to real estate developers and builders for their U.S. real estate projects.

In October 2010, we purchased a 51% shareholding in Macoy, a Los Angeles based real estate brokerage which also provides financing services for real estate purchases.

In December 2010, we signed an agreement with Beijing Sino Forest Assets Appraisal Co. Ltd. to work together in the forestry sector in China.

Our subsidiary, Stone Select, LLC (“Stone Select”), markets hand-carved interior and exterior natural stone ornamentation and architectural elements. Approximately 4% of our revenues during the three months ended March 31, 2011 were generated through Stone Select. Stone Select operates exclusively in the Denver, Colorado metropolitan area.

We were incorporated as a successor to an operation which began in 1996. The predecessor company was a sole proprietorship owned by Ms. Deanie Underwood known as “By Design.”. This company has been absorbed into us and is no longer in existence. We acquired the assets of this sole proprietorship in a tax-free exchange under the Internal Revenue Code in February, 2005.

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

In connection with the change in control, Ms. Underwood, our then sole officer, resigned from her position.  Ms. Underwood also resigned as our sole director.  Gary S. Ohlbaum was elected to our board of directors and appointed to be our President, Chief Executive Officer and Chief Financial Officer.

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

For the three months ended March 31, 2011, sales were $54,581. For the three months ended March 31, 2010, sales were $148,049. Our revenues depend on real estate activity primarily in the California area for Macoy, which was acquired on October 22, 2010, and construction activities in the Denver area for Stone Select, and our ability to market our products.  Macoy accounted for $52,275 of the revenues for the three months ended March 31, 2011.  Excluding Macoy’s revenues, our revenues decreased by $145,743 or 98% due to the continued decline in construction activities in the Denver, Colorado area during the three months ended March 31, 2011.

For the three months ended March 31, 2011, cost of goods sold were $7,732, as compared to $64,446 for the three months ended March 31, 2010.    Costs of goods sold include all direct costs incurred in selling products. We do not separate sales of different product lines into operating segments. Our cost of goods decreased for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 principally because of the fall in activity at Stone Select.

The difference between sales and cost of goods sold is gross profit. Our gross profit for the three months ended March 31, 2011 was $46,849 (85.8%) as compared to gross profit for the three months ended March 31, 2010 of $83,603 (56.47%).The increase in gross profit as a percentage of sales was primarily due to the contribution from Macoy.  Excluding the gross profit relating to Macoy, we had a negative gross profit as a percentage of sales of (235.3%) for the three months ended March 31, 2011.  The decrease excluding Macoy is due to freight costs incurred by Stone Select exceeding the revenues from products sold by Stone Select in the three months ended March 31, 2011.

Operating expenses, which include depreciation, consulting fees, legal and accounting fees, salaries, wages and employee benefits and other general and administrative expenses for the three months ended March 31, 2011 were $213,417. Our operating expenses for the three months ended March 31, 2010 were $25,882.   For the three months ended March 31, 2011, we had higher general and administrative expenses primarily as a result of increased legal and accounting fees of $20,870, increased consulting expenses of $30,000 relating to consulting services provided by one of our shareholders, increased salaries, wages and employee benefits of $57,695, primarily related to salaries for Mr. Ohlbaum, which started on October 1, 2010, and additional costs as result of setting up GGPL, the inclusion of the results for Macoy, and taking on additional staff and consultants to market immigration and real estate related products to international clients.

We had net loss of $166,568 for the three months ended March 31, 2011 compared to net income of $52,430 for the three months ended March 31, 2010.

Net loss attributable to noncontrolling interest recorded for the three months ended March 31, 2011 and 2010 represents profit or loss allocations due to the 49% owners of Stone Select and Macoy.  We had a net loss attributable to noncontrolling interest of $17,406 for the three months ended March 31, 2011, compared to net income attributable to noncontrolling interest of $30,479 for the three months ended March 31, 2010.  The increase in net loss attributable to noncontrolling interest recorded for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 primarily represents a decrease in earnings by Stone Select during these periods.

As a result of the foregoing, we had a net loss attributable to common stockholders of $149,162  ($0.00 per share) for the three months ended March 31, 2011, compared to net income attributable to common stockholders of $21,951 ($0.00 per share) for the three months ended March 31, 2010.

For the fiscal year ended 2010, our accountants have expressed doubt about our ability to continue as a going concern as a result of our working capital deficit and net loss from operaitons. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate clients who will purchase our products and use our services and our ability to generate revenues.

We may continue to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect approximately $800,000 in operating costs over the next twelve months. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. We may choose to scale back our operations to operate at break-even with a smaller level of business activity, while adjusting our overhead to meet the revenue from current operations. In addition, we expect that we will need to raise additional funds if we decide to pursue expansion, the development of new or enhanced services and products, appropriate responses to competitive pressures, or the acquisition of complementary businesses or technologies, or if we must respond to unanticipated events that require us to make additional investments. We cannot assure that additional financing will be available when needed on favorable terms, or at all. Failure to generate sufficient revenues or additional financing when needed could cause us to go out of business.

 Liquidity and Capital Resources

As of March 31, 2011, we had cash or cash equivalents of $70,208, compared to $45,265 in cash or cash equivalents as of December 31, 2010.

Net cash used in operating activities was $21,869 for the three months ended March 31, 2011 compared to net cash provided by operating activities of $27,904 for the three months ended March 31, 2010.

Cash flows provided by financing activities was $46,812 for the three months ended March 31, 2011 compared to net cash provided by financing activities of $20,772 for the three months ended March 31, 2010.

We need to attract additional capital, or significantly increase sales, to maintain our current level of operations and meet existing and expected liabilities, and the Company is looking at a number of ways of obtaining additional finance.

Our principal source of liquidity will be raising new funds and loans from investors and shareholders.  We are discussing the exercise of their warrants by warrant holders, which if exercised could bring in additional funds to the Company. We do not expect construction activity in the U.S. to increase. Our primary activity is developing the Macoy and GGPL real estate, immigration and financing related businesses, expanding the range of services these businesses provide, and expanding into other sectors to increase clients and, consequently, our sales. We cannot guarantee that this will ever occur.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements with any party.

Proposed Milestones to Implement Business Operations

We estimate that we must generate approximately $800,000 in sales per year to break-even, based on the current position of the business.

Based upon our current business, we do not have enough cash to cover operating expenses and need to generate cash from fund raisings. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues or additional financing when needed could cause us to go out of business.

We may choose to scale back our operations to attempt to operate at break-even with a smaller level of business activity, while adjusting our overhead to meet the revenue from current operations.

We expect that we will need to raise additional funds if we decide to pursue continued expansion, the development of new or enhanced services and products, appropriate responses to competitive pressures, or the acquisition of complementary businesses, or if we must respond to unanticipated events that require us to make additional investments. We cannot assure that additional financing will be available when needed on favorable terms, or at all.

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

ITEM 4. CONTROLS AND PROCEDURES

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2011, we did not maintain effective controls with respect to the preparation of our annual financial statements. The material weakness identified during management's assessment were (i) a lack of sufficient internal accounting expertise to provide reasonable assurance that our financial statements and notes thereto, are prepared in accordance with generally accepted accounting principles (GAAP) and (ii) a lack of segregation of duties to ensure adequate review of financial statement preparation.  Accordingly, our Principal Executive Officer and Principal Financial Officer has determined that these control deficiencies constitute a material weakness.

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the relationship between the benefit of desired controls and procedures and the cost of implementing new controls and procedures.  The consolidated financial statements as of and for the period ended March 31, 2011 includes all adjustments identified as a result of the evaluation performed.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As of March 31, 2011, we are in the process of remediating the material weakness.  We recently added additional financial resources to our finance department and implemented certain other controls and procedures which management believes will prevent the recurrence of the material weakness described above.  However, it will require a period of time to determine the operating effectiveness of these newly implement internal controls over financial reporting. We plan to be testing and re-evaluating our controls periodically during 2011 and 2012.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS

 There have been no material changes from the risk factors disclosed in our Form 10-K for the year ended December 31, 2010.

ITEM 6.  EXHIBITS

Exhibit No.	Description

31.1	Certification of CEO/CFO pursuant to Sec. 302
32.1	Certification of CEO/CFO pursuant to Sec. 906

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on May 20, 2011.

Global Gate Property Corp.

By:	/s/ Gary S. Ohlbaum
Gary S. Ohlbaum
President, Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial and accounting officer)